Form 10-Q
period 2001-09-30
PETERSON D L TRUST
filed 2001-11-19
CIK 1161344

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                       REGISTRATION FILE NO. 333-40708-02

                                  ------------


                              D. L. PETERSON TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                       11-3499573
      (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

        307 INTERNATIONAL CIRCLE
         HUNT VALLEY, MARYLAND                                   21030
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)

                                 (410) 771-1900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                  ------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X ]






================================================================================

                              D. L. PETERSON TRUST

                                      INDEX


                                                                                                        PAGE
PART I        Financial Information

Item 1.       Financial Statements

              Statements of Operations and Trust Equity for the three
              and nine months ended September 30, 2001 and 2000                                           2

              Balance Sheets as of September 30, 2001 and
              December 31, 2000                                                                           3

              Notes to Financial Statements                                                               4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              Of Operations                                                                               6

Item 3.       Quantitative and Qualitative Disclosures About Market Risks                                 10

PART II       Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                            11

              Signatures                                                                                  12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              D. L. PETERSON TRUST
                    STATEMENTS OF OPERATIONS AND TRUST EQUITY
                                 (IN THOUSANDS)


                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                          ---------------------     ---------------------
                                                            2001         2000         2001         2000
                                                          --------     --------     --------     --------
REVENUE:
   Leasing revenue                                        $301,805     $302,487     $921,131     $902,371

EXPENSES:
   Depreciation on leased vehicles                         250,017      238,498      746,076      719,832
   Interest on special unit of beneficial interest in
         leases - related party                             51,788       63,989      175,055      182,539
                                                          --------     --------     --------     --------
   Total expenses                                          301,805      302,487      921,131      902,371
                                                          --------     --------     --------     --------

NET INCOME                                                $     --     $     --     $     --     $     --
                                                          --------     --------     --------     --------

Trust equity, beginning of period                               --           --           --           --
                                                          --------     --------     --------     --------

Trust equity, end of period                               $     --     $     --     $     --     $     --
                                                          ========     ========     ========     ========











                       See Notes to Financial Statements.

                              D. L. PETERSON TRUST
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         2001           2000
                                                                     ------------    -----------
ASSETS:

   Net investment in leases and leased vehicles:

   Vehicles under operating leases                                    $3,108,629     $3,109,747
   Investment in direct financing leases                                 137,595        137,644
   Vehicles held for resale                                               23,202         23,210
                                                                      ----------     ----------

TOTAL ASSETS                                                          $3,269,426     $3,270,601
                                                                      ==========     ==========

LIABILITIES AND TRUST EQUITY

LIABILITIES:
   Liability under special unit of beneficial interest in leases-
        related party                                                 $3,269,426     $3,270,601
                                                                      ----------     ----------

TOTAL LIABILITIES                                                      3,269,426      3,270,601
                                                                      ----------     ----------

Trust equity                                                                  --             --
                                                                      ----------     ----------

TOTAL LIABILITIES AND TRUST EQUITY                                    $3,269,426     $3,270,601
                                                                      ==========     ==========






















                       See Notes to Financial Statements.

                              D. L. PETERSON TRUST
                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     D. L. Peterson Trust ("DLPT") was originally established by PHH Vehicle Management Services, LLC ("PHH" or "Vehicle Management Services"), previously a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis") as a Maryland common law trust and was reconstituted on June 30, 1999 as a Delaware statutory business trust. DLPT is organized under Chapter 38 of the Delaware Business Trust Act and its trustees are PHH and Wilmington Trust Company. DLPT was established to hold title to vehicles and to be the lessor in vehicle leases that are subject to various securitizations. DLPT reduces the costs and administrative burden associated with securitizations by eliminating the time and expense of retitling vehicles upon transfer assignments of ownership of the vehicles and security.

     On March 1, 2001, Avis was acquired by PHH Corporation. As a result of purchase reorganization, PHH is now a wholly-owned subsidiary of PHH Corporation, which itself is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). All assets and liabilities were recorded by the DLPT at fair value as of March 1, 2001. No significant adjustments were made by DLPT.

     DLPT issued a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI") and two certificates representing a special unit of beneficial interest in certain fleet service receivables (the "Fleet Receivable SUBI") to Raven Funding LLC ("Raven"). The Lease SUBI represents a beneficial ownership in the leases, vehicles and paid-in-advance vehicles owned by DLPT. One of the certificates representing an interest in the Fleet Receivable SUBI represents an amount up to $80 million (the "Fleet Receivable SUBI Certificate") and the other certificate representing an interest in the Fleet Receivable SUBI represents the amount of fleet service receivables in excess of $80 million (the "Excess Fleet Receivable SUBI Certificate"). DLPT also issued to Raven a certificate (the "UTI Certificate") representing beneficial ownership in all assets of DLPT not allocated to the Lease SUBI or the Fleet Receivable SUBI (the "UTI"). Raven transferred the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate to Greyhound Funding LLC ("Greyhound"). Raven retained the Excess Fleet Receivable SUBI Certificate and the UTI Certificate. As of September 30, 2001, no assets were assigned to the UTI Certificate.

     Raven is a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is PHH. The business activities of Raven are limited primarily to acting as the successor settler and initial beneficiary of DLPT. Greyhound is a special purpose limited liability company organized under the laws of the State of Delaware. The sole common member of Greyhound is Raven.

     Greyhound was formed for the purpose of issuing indebtedness, issuing preferred membership interests, acquiring the Lease SUBI Certificate, and acquiring the Fleet Receivable SUBI Certificate. PHH acts as servicer of the assets held by DLPT including the assets allocated to the Lease SUBI and the Fleet Receivable SUBI. In its role as servicer, PHH will maintain all property and equipment and employees required to perform said servicing activities.

     In management's opinion, the accompanying unaudited Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Financial Statements should be read in conjunction with Greyhound's Form S-1 that includes Financial Statements for the year ended December 31, 2000.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary,

     Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less costs to dispose. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. DLPT will adopt this standard on January 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN.

     We are a limited purpose Delaware business trust. Our activities are limited to acquiring vehicles and fleet service receivables, originating leases and issuing certificates representing beneficial interests in our assets. PHH acts as the servicer of our vehicles, leases and receivables.

     Leasing revenue for the three months ended September 30, 2001 decreased $682 thousand versus the three months ended September 30, 2000. Such decrease was due to lower interest rates billed on leases mostly offset by higher depreciation billed on leases. Leasing revenues for the nine months ended September 30, 2001 increased by $18.8 million. The increase was the result of higher depreciation billed on leases partially offset by lower interest rates billed. Depreciation expense for the three and nine months ended September 30, 2001 increased as a result of higher original cost of leases billed and an increase in number of leases billed. Interest on special unit of beneficial interest in leases - related party for the three and nine months ended September 30, 2001 decreased due to lower interest rates billed on leases.

     The principal source of our revenue is payments received on the leases originated by us. Set forth below is certain historical data with respect to delinquency experience, loss and recovery experience, residual value loss experience, conversions of floating rate leases to fixed rate leases, and fleet management billing experience, in each case for leases and fleet management receivables that are of the same type as allocated to the Lease SUBI (which is a special unit of beneficial interest in certain leases and vehicles owned by us) and the Fleet Receivable SUBI (which is a special unit of beneficial interest in certain fleet service receivables owned by
     us).

     The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of Vehicle Management Services' leases and fleet management receivables for the years ended December 31, 1996 through December 31, 2000 and the nine months ended September 30, 2000 and September 30, 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

                             DELINQUENCY EXPERIENCE


                                              NINE MONTHS
                                          ENDED SEPTEMBER 30,                       CALENDAR YEAR ENDED DECEMBER 31,
                                         ----------------------    --------------------------------------------------------------
                                            2001         2000         2000          1999         1998         1997        1996
                                         --------      --------    ---------      --------     --------    ---------    ---------
Percentage of Billings
Delinquent(1)(2):
30-59 Days.............................     1.03%        3.21%       1.43%          1.43%        2.27%       1.78%       2.07%
60 Days or More........................     2.96%        1.94%       3.48%          2.37%        2.76%       2.98%       2.44%

Total 30 or More Days Delinquent.......     3.99%        5.15%       4.91%          3.80%        5.03%       4.76%       4.51%

---------

(1) The period of delinquency is based on the number of days payments are contractually past due.
(2) An average of the ratios, expressed as a percentage, for each monthly billing period within the applicable period, of the aggregate billings for all leases and all fleet management receivables which were delinquent for the applicable number of days as of the last day of that monthly billing period to the sum of the aggregate billings for all leases and all fleet management receivables which were unpaid as of the last day of the preceding monthly billing period and the aggregate amount billed for all leases and fleet management receivables during that monthly period.

      Total delinquencies for the period ended September 30, 2001 remained below 5% of total billings For the same period ended September 30, 2000, total delinquencies were 5.15% as a result of the aging of billings for a client that filed for bankruptcy in August 2000. Two additional bankruptcies in the last quarter of 2000 contributed to the increase of delinquencies of 60 Days or More for the nine months ended September 30, 2001 as compared with the same period ended September 30, 2000. Management of Vehicle Management Services is currently aware of no other factors which would negatively impact delinquencies for 2001.

      The following table sets forth loss and recovery data with respect to Vehicle Management Services' leases and fleet management receivables for the calendar years ended December 31, 1997, 1998, 1999, and 2000 and the nine months ended September 30, 2000 and 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

                          LOSS AND RECOVERY EXPERIENCE


                                         NINE MONTHS
                                       ENDED SEPTEMBER 30,                      CALENDAR YEAR ENDED DECEMBER 31,
                                   ---------------------------     -----------------------------------------------------------

                                      2001            2000            2000            1999            1998            1997
                                   -----------     -----------     -----------     -----------     -----------     -----------
                                                                     (Dollars in thousands)
Ending Dollar Amount of
  Leases(1) ....................   $ 3,271,980     $ 3,094,478     $ 3,273,260     $ 2,946,761     $ 2,846,065     $ 2,858,590
Total Billings for Period ......     1,787,491       1,551,659       2,102,210       1,954,603       2,040,893       1,924,948

Gross Losses(2) ................         1,826             386             437           1,399           1,495             704
Recoveries .....................           (19)           (235)           (239)           (251)            (40)           (188)
                                   -----------     -----------     -----------     -----------     -----------     -----------
Net Losses .....................   $     1,807     $       151     $       198     $     1,148     $     1,455     $       516
                                   ===========     ===========     ===========     ===========     ===========     ===========
Net Losses as Percentage of
   Ending Dollar Amount of
   Leases ......................          0.06%           0.00%           0.01%           0.04%           0.05%           0.02%
Net Losses as Percentage of
   Total  Billings for Period(3)          0.10%           0.01%           0.01%           0.06%           0.07%           0.03%

---------
(1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)  Gross Losses includes losses on fleet management receivables.


     Net losses as a percentage of ending dollar amount of leases increased to 0.06% from 0.00% for the period ended September 30, 2001 as compared to the same period ended September 30, 2000. Net losses as a percentage of total billings increased to 0.10% for the period ended September 30, 2001 from 0.01% for the period ended September 30, 2000. These increases are the result of a customer bankruptcy that occurred in the last quarter of 2000 and resulted in a full liquidation that was then written off in third quarter of 2001

     The following table sets forth residual value performance data for Vehicle Management Services' closed-end leases for the years ended December 31, 1996 through December 31, 2000 and the nine months ended September 30, 2000 and September 30, 2001. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

                         RESIDUAL VALUE LOSS EXPERIENCE


                                         NINE MONTHS
                                       ENDED SEPTEMBER 30,                      CALENDAR YEAR ENDED DECEMBER 31,
                                   ---------------------------   ----------------------------------------------------------------

                                      2001            2000          2000         1999         1998          1997          1996
                                   -----------     -----------   -----------  -----------  -----------   -----------   ----------
Total Number of Closed-End
  Leases Scheduled to Terminate .       5,416         3,832         4,420         3,295         3,655         3,520        2,942
Number of Returned Vehicles .....       4,356         3,679         4,350         3,657         3,966         4,048        3,483
Full Termination Ratio (1) ......       80.43%        96.01%        98.42%       110.99%       108.51%       115.00%      118.39%
Total Gain/(Loss) on Returned
  Vehicles (2) .................. $(5,255,811)  $(3,934,834)  $(4,723,717)  $(2,469,898)  $  (553,112)  $ 3,029,468  $ 4,143,758
Average Gain/(Loss) Per Returned
  Vehicle ....................... $    (1,207)  $    (1,070)  $    (1,086)  $      (675)  $      (139)  $       748  $     1,190
Gain/(Loss) as a Percentage of
  Stated Residual Values of
  Returned Vehicles (3) .........      (11.93%)      (10.00%)      (10.22%)       (6.72%)       (1.64%)        8.82%        6.24%

---------
(1) The ratio of the number of returned vehicles sold during the period to the number of vehicles scheduled, on their date of origination, to terminate during the period, expressed as a percentage.
(2) Includes fees received and expenses incurred to dispose of vehicles and certain amounts received after the sale and disposition of the vehicles.
(3) The ratio of total gains/losses on returned vehicles during the period to the stated residual values of those vehicles, expressed as a percentage.

      Total residual value losses increased to $5.3 million for the period ended September 30, 2001 from $3.9 million for the nine months ended September 30, 2000. Both the total vehicles returned for sale and the average loss per vehicle returned and sold increased. The increase in residual value losses in 2000 and year to date in 2001 has had no impact on our ability to service our debt. Management believes that its more conservative approach to setting residual values initiated in the beginning of 2000 should result in lower residual value losses as the related vehicles come off lease in future years.

      The following table sets forth data with respect to conversions of Vehicle Management Services' floating rate leases to fixed rate leases during the calendar years ended December 31, 1997, 1998, 1999, and 2000 and the nine months ended September 30, 2000 and September 30, 2001.

            CONVERSIONS OF FLOATING RATE LEASES TO FIXED RATE LEASES

                                      NINE MONTHS
                                   ENDED SEPTEMBER 30,                  CALENDAR YEAR ENDED DECEMBER 31,
                               ---------------------------   ---------------------------------------------------
                                  2001            2000          2000         1999         1998          1997
                               -----------     -----------   -----------  -----------  -----------   -----------
                                              (dollars in thousands)
 Dollar Amount of Conversions
   for Period(1) ............  $   31,187   $          --   $   21,313   $   28,850   $  100,173   $   11,675
 Ending Dollar Amount of
   Leases(1) ................   3,271,980       3,094,478    3,273,260    2,946,761    2,846,065    2,858,590
 Conversions as a Percentage
   of Ending Dollar Amount of
   Leases ...................        0.95%           0.00         0.65%        0.98%        3.52%        0.41%

---------
(1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

      Total conversions of floating rate leases to fixed rate leases were approximately $31.2 million during the nine months ended September 30, 2001 compared with $0 million in the period ended September 30, 2000. Vehicle Management Services has experienced some increase in interest in conversions over the last several months as interest rates have continued to decline. Management does not anticipate that conversions of floating rate leases to a fixed rate during 2001 will exceed historical levels for a comparative period of declining interest rates as in 1998.

      The following table sets forth data for Vehicle Management Services' aggregate billings of fleet management receivables for the years ended December 31, 1997, 1998, 1999, and 2000 and the nine months ended September 30, 2000 and 2001. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

                 FLEET MANAGEMENT RECEIVABLE BILLING EXPERIENCE

                                              NINE MONTHS
                                           ENDED SEPTEMBER 30,                  CALENDAR YEAR ENDED DECEMBER 31,
                                          --------------------     ---------------------------------------------------------
                                             2001       2000          2000           1999            1998            1997
                                          ---------  ---------     ----------     -----------     -----------     ----------
                                                                     (DOLLARS IN THOUSANDS)
Aggregate Billings.....................   $ 789,926  $ 597,332        $819,474       $724,412        $822,757       $747,923
Average Monthly Billings...............      87,770     66,370          68,290         60,368          68,563         62,327
Maximum Monthly Billings...............     118,358     73,967          77,612         68,753          79,346         70,441
Minimum Monthly Billings...............      63,268     58,052          58,052         51,277          60,182         58,003

      Aggregate fleet management receivable billings increased to approximately $790 million during the nine months ended September 30, 2001 compared to approximately $597 million during the nine months ended September 30, 2000. Increased billing of vehicles purchased directly by customers and utilization of fee-based services were the primary factors in this increase.

                CHARACTERISTICS OF LEASES ALLOCATED TO LEASE SUBI

      The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of September 20, 2001. The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $101,250,097 as of that date, because they are not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.


                              COMPOSITION OF LEASES

Aggregate Unit Balance of Leases....................................................            $3,078,179,285.14
Number of Leases....................................................................                      209,275
Average Unit Balance................................................................                   $14,708.78
Range of Unit Balances..............................................................         $0.01 to $637,342.60
Aggregate Unit Balance of Open-End Leases...........................................            $2,945,980,181.68
Aggregate Unit Balance of Floating Rate Leases......................................            $2,307,821,904.24
Aggregate Lease Balance of CP Rate Index Floating Rate Leases.......................            $2,282,412,533.14
Weighted Average Spread Over CP Rate................................................                       0.351%
Range of Spreads Over CP Rate.......................................................               0.00% to 2.50%
Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other Than
     CP Rate........................................................................               $25,409,371.10
Aggregate Unit Balance of Fixed Rate Leases.........................................              $770,357,380.90
Weighted Average Fixed Rate.........................................................                       6.886%
Range of Fixed Rates................................................................           0.000% to 24.1444%
Weighted Average Original Lease Term................................................                  61.9 months
Range of Original Lease Terms.......................................................              6 to 120 months
Weighted Average Remaining Term.....................................................                 43.31 months
Range of Remaining Terms............................................................              0 to 118 months
Aggregate Unit Balance of Closed-End Leases.........................................              $132,199,103.46
Average Unit Balance of Closed-End Leases...........................................                   $14,520.99
Range of Unit Balances of Closed-End Leases.........................................         $0.10 to $175,091.27
Average Stated Residual Value of Leased Vehicles....................................                    $9,318.30

     As of September 20, 2001, the aggregate Lease Balances of the leases allocated to the Lease SUBI with the lessee having the largest aggregate Lease Balances was $106,125,374, the aggregate Lease Balances of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate Lease Balances was $409,228,706 and the aggregate Lease Balances of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate Lease Balances was $688,281,665.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less costs to dispose. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. We will adopt this standard on January 1, 2002.

     FORWARD-LOOKING STATEMENTS

     Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements.

     Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

      o changes in general economic and business conditions and the impact thereof on the vehicle leasing business or the lessees of our vehicles;
      o     the effects of changes in interest rates;
      o and changes in laws and regulations, including changes in accounting standards.

     Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond our control.

     You should consider the areas of risk described above in connection with any forward-looking statements that may be made by us. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We assess our market risk based on changes in the interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in our market risk sensitive positions. We used September 30, 2001 market rates to perform a sensitivity analysis separately for each of our market risk exposures. The estimates assume instantaneous, parallel shifts in interest rate yield curves. We have determined, through such analyses, that the impact of a 10% change in interest rates on our earnings, fair values and cash flows would not be material.

PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

3.1 Amended and Restated Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC as UTI Trustee, and Wilmington Trust Company, as Delaware Trustee (Incorporated by reference to Exhibit 10.1 of the Company's Form S-1 as filed on June 30, 2000).

3.2  Origination Trust Servicing Agreement, dated as of June 30, 1999, between
     D. L. Peterson Trust, Raven Funding LLC and PHH Vehicle Management Services, LLC, as Servicer (Incorporated by reference to Exhibit 10.4 of the Company's Form S-1 as filed on June 30, 2000).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        D. L. Peterson Trust

                                        By: Raven Funding LLC, solely as settlor
                                        of the D. L. Peterson Trust

                                        By: /s/ Joseph W. Weikel
                                        ------------------------
                                        Joseph W. Weikel
                                        As Manager



Date: November 19,  2001












                                     *******