Form 10-K405
period 2001-12-31
PETERSON D L TRUST
filed 2002-03-29
CIK 1161344

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------


                                    Form 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NO. 333-40708-02

                                  ------------


                              D. L. PETERSON TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                11-3499573
    (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
        OF INCORPORATION OR                     IDENTIFICATION NUMBER)
           ORGANIZATION)

         307 INTERNATIONAL CIRCLE
          HUNT VALLEY, MARYLAND                            21030
     (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
                 OFFICE)

                                 (410) 771-1900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                  ------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



================================================================================

                              D. L. PETERSON TRUST

                                      INDEX

                                                                           PAGE
                                                                           ----


PART I

Item 1.     Business                                                        2

Item 2.     Properties                                                      2

Item 3.     Legal Proceedings                                               2

Item 4.     Submission of Matters to a Vote of Security Holders             3

PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Security Holder Matters                                         3

Item 6.     Selected Financial Data                                         3

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   4

Item 7a.    Quantitative and Qualitative Disclosure about Market Risk      10

Item 8.     Financial Statements and Supplementary Data                    10

Item 9.     Changes and Disagreements with Accountants on Accounting and
            Financial Disclosures                                          10

PART III

Item 10.    Directors and Executive Officers of the Registrant             10

Item 11.    Executive Compensation                                         10

Item 12.    Security Ownership of Certain Beneficial Owners and Management 11

Item 13.    Certain Relationships and Related Transactions                 11

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                       11

                              D. L. PETERSON TRUST

                                     PART I

ITEM 1.  BUSINESS

     D. L. Peterson Trust ("DLPT") was originally established by PHH Vehicle Management Services, LLC ("PHH" or "Vehicle Management Services"), previously a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis") as a Maryland common law trust and was reconstituted on June 30, 1999 as a Delaware statutory business trust. We were organized under Chapter 38 of the Delaware Business Trust Act and its trustees are PHH and Wilmington Trust Company. We were established to hold title to vehicles and to be the lessor in vehicle leases that are subject to various securitizations. We reduce the costs and administrative burden associated with securitizations by eliminating the time and expense of retitling vehicles upon transfers or assignments of ownership of the vehicles and security.

     On March 1, 2001, Avis was acquired by PHH Corporation. As a result, PHH is now a wholly-owned subsidiary of PHH Corporation, which itself is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). All assets and liabilities were recorded by the DLPT at fair value as of March 1, 2001. No significant adjustments were made by DLPT.

     We issued a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI") and two certificates representing a special unit of beneficial interest in certain fleet service receivables (the "Fleet Receivable SUBI") to Raven Funding LLC ("Raven"). The Lease SUBI represents a beneficial ownership in the leases, vehicles and paid-in-advance vehicles owned by DLPT. One of the certificates representing an interest in the Fleet Receivable SUBI represents an amount up to $80 million (the "Fleet Receivable SUBI Certificate") and the other certificate representing an interest in the Fleet Receivable SUBI represents the amount of fleet service receivables in excess of $80 million (the "Excess Fleet Receivable SUBI Certificate"). We also issued to Raven a certificate (the "UTI Certificate") representing beneficial ownership in all of our assets not allocated to the Lease SUBI or the Fleet Receivable SUBI (the "UTI"). Raven transferred the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate to Greyhound Funding LLC ("Greyhound"). Raven retained the Excess Fleet Receivable SUBI Certificate and the UTI Certificate. As of December 31, 2001, no assets were assigned to the UTI Certificate.

     Raven is a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is PHH. The business activities of Raven are limited primarily to acting as the successor settler and our initial beneficiary. Greyhound is a special purpose limited liability company organized under the laws of the State of Delaware. The sole common member of Greyhound is Raven.

     Greyhound was formed for the purpose of issuing indebtedness, issuing preferred membership interests, acquiring the Lease SUBI Certificate, and acquiring the Fleet Receivable SUBI Certificate. PHH acts as servicer of the leases, vehicles and receivables which we own pursuant to a servicing agreement dated as of June 30, 1999 (the "Servicing Agreement"). PHH's servicing duties include, among other things, (i) contacting potential lessees, (ii) evaluating the creditworthiness of potential lessees, (iii) negotiating lease agreements, (iv) collecting and posting payments on our leases, fleet management receivables and other assets, (v) responding to inquiries of lessees, (vi) investigating and resolving delinquencies, (vii) sending payment statements and reporting tax information to lessees, (viii) disposing of returned vehicles, (ix) paying the costs of disposition of vehicles related to charged-off leases and vehicles rejected by the lessees, (x) administering to leases, (xi) amending payment due dates and making other modifications to the leases, (xii) approving vehicle repairs and (xiii) accounting for collections.

ITEM 2.  PROPERTIES

     We do not own or lease any real property.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
           MATTERS

     All of the equity interests issued by us are owned by Raven Funding LLC and Greyhound Funding LLC. Accordingly, there is no public trading market for such equity interests.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                PERIOD FROM
                                                                               JUNE 30, 1999
                                                                                  (DATE OF
                                                                              RECONSTITUTION)
                                                        YEAR ENDED                THROUGH
                                                       DECEMBER 31,             DECEMBER 31,
                                                ----------------------------------------------
                                                   2001           2000             1999
                                                -----------    -----------    ----------------
Statement of Operations Data:
    Revenues:
      Leasing revenue                           $ 1,211,127    $ 1,188,375    $   565,096
    Expenses:
      Depreciation on leased vehicles              (997,027)      (937,419)      (458,549)
      Payment of special unit of beneficial
        interest in leases-related party           (214,100)      (250,956)      (106,547)
                                                -----------    -----------    -----------
    Total expenses                               (1,211,127)    (1,188,375)      (565,096)

                                                -----------    -----------    -----------
    Net income                                  $        --    $        --    $        --
                                                ===========    ===========    ===========


                                                          AS OF
                                                       DECEMBER 31,
                                                --------------------------
                                                   2001           2000
                                                -----------    -----------

Balance Sheet Data:
    Net investment in leases and leased
      vehicles:
      Vehicles under operating leases           $ 3,274,658    $ 3,109,747
      Investment in direct financing leases         103,474        137,644
      Vehicles held for resale                       35,788         23,210
                                                -----------    -----------
    Total Assets                                $ 3,413,920    $ 3,270,601
                                                ===========    ===========
    Liability under special unit of beneficial
      interest in leases-related party          $ 3,413,920    $ 3,270,601
                                                ===========    ===========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

     THE FOLLOWING DISCUSSIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN. UNLESS OTHERWISE NOTED, ALL DOLLAR AMOUNTS ARE IN THOUSANDS.

     We are a limited purpose Delaware business trust. Our activities are limited to acquiring vehicles and fleet service receivables, originating leases and issuing certificates representing beneficial interests in our assets. PHH acts as the servicer of our vehicles, leases and receivables.

     Leasing revenues for 2001 increased by $22.8 million compared to 2000. Leasing revenues contain a depreciation component, an interest component and a monthly management fee component. The increase in leasing revenue was the result of a higher depreciation component billed on leases, partially offset by a lower interest component. Depreciation expense for 2001 increased as a result of higher original cost of leases billed and an increase in number of leases billed. Payment on special unit of beneficial interest in leases - related party for 2001, decreased due to lower interest rates billed on leases.

     The principal source of our revenue is payments received on the leases originated by PHH. Set forth below is certain historical data with respect to delinquency experience, loss and recovery experience, residual value loss experience, conversions of floating rate leases to fixed rate leases, and fleet management billing experience, in each case for leases and fleet management receivables that are of the same type as allocated to the Lease SUBI (which is a special unit of beneficial interest in certain leases and vehicles) and the Fleet Receivable SUBI (which is a special unit of beneficial interest in certain fleet service receivables).

     In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. We do not believe the estimates and assumptions that we are required to make are particularly subjective or complex and as such we do not believe any change in these estimates or assumptions would have a material impact on our financial statements.

                             DELINQUENCY EXPERIENCE

The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of Vehicle Management Services' leases and fleet management receivables for 2001, 2000, 1999, 1998 and 1997. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.


                                                                     DELINQUENCY EXPERIENCE
                                                                    YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                                  2001          2000         1999          1998          1997
                                              ----------      --------    ---------     ---------     ----------
Percentage of Billings
Delinquent (1)(2):
30-59 Days                                         1.30%         1.08%        1.44%         1.44%         1.19%
60 Days or More                                    2.93%         1.89%        2.30%         2.96%         2.25%
                                              ----------      --------    ---------     ---------     ----------

Total 30 or More Days Delinquent                   4.23%         2.97%        3.74%         4.40%         3.44%
                                              ==========      ========    =========     =========     ==========

----------
(1) The period of delinquency is based on the number of days payments are contractually past due.
(2) An average of the ratios, expressed as a percentage, for each monthly billing period within the applicable period, of the aggregate billings for all leases and all fleet management receivables which were delinquent for the applicable number of days as of the last day of that monthly billing period to the sum of the aggregate billings for all leases and all fleet management receivables which were unpaid as of the last day of the preceding monthly billing period and the aggregate amount billed for all leases and fleet management receivables during that monthly period.

     Total delinquencies for 2001 increased to 4.23% from 2.97% in 2000, primarily as a result of the aging of billings for a client that filed for bankruptcy in August 2000. Delinquencies of 60 days or more increased to 2.93% of total billings in 2001 compared to 1.89% of total billings in 2000 for the same reason. Management of Vehicle Management Services is currently aware of no other factors which would negatively impact delinquencies for 2002.

                          LOSS AND RECOVERY EXPERIENCE

The following table sets forth loss and recovery data with respect to Vehicle Management Services' leases and fleet management receivables for 2001, 2000, 1999, 1998 and 1997. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.


                                              LOSS AND RECOVERY EXPERIENCE
                                                 YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------
                           2001            2000            1999           1998            1997
                       -----------     -----------     -----------     -----------     -----------
Ending dollar amount
of leases (1)          $ 3,413,920     $ 3,270,601     $ 2,946,761     $ 2,846,065     $ 2,858,590
Total billings for
period                   2,334,778       2,102,210       1,954,603       2,040,893       1,924,948
Gross losses (2)             1,842             437           1,399           1,495             704
Recoveries                     (21)           (239)           (251)            (40)           (188)
                       -----------     -----------     -----------     -----------     -----------
Net losses             $     1,821     $       198     $     1,148     $     1,455     $       516
                       ===========     ===========     ===========     ===========     ===========
Net losses as
percentage of
ending dollar
amount of leases              0.05%           0.01%           0.04%           0.05%           0.02%
Net losses as
percentage of
total billings for
period                        0.08%           0.01%           0.06%           0.07%           0.03%

----------
(1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)  Gross losses includes losses on fleet management receivables.

Net losses as a percentage of ending dollar amount of leases increased to 0.05% in 2001 from 0.01% in 2000. This increase was the result of a customer bankruptcy that occurred in the last quarter of 2000 and resulted in a full liquidation that was then written off in the third quarter of 2001. Gross losses in respect of bankrupt obligors generally are not recognized by Vehicle Management Services until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations in respect of fleet management receivables. Losses are charged against previously established reserves. Reserve adequacy for the purposes of Vehicle Management Services' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the statement of operations at that time.

                         RESIDUAL VALUE LOSS EXPERIENCE

The following table sets forth residual value performance data for Vehicle Management Services' closed-end leases for 2001, 2000, 1999, 1998 and 1997. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.


                                                         RESIDUAL VALUE LOSS EXPERIENCE
                                                            YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------
                                        2001           2000            1999           1998          1997
                                    ------------  --------------  --------------  --------------  ------------
Total number of closed-end leases
  scheduled to terminate                  5,828           4,420           3,295           3,655           3,520
Number of sold vehicles                   5,000           4,350           3,657           3,966           4,048
Full termination ratio (1)                85.79%          98.42%         110.99%         108.51%         115.00%
Total gain/(loss) on sold
  vehicles (2)                      $(5,795,570)    $(4,723,717)    $(2,469,898)    $  (553,112)    $ 3,029,468
Average gain/(loss) per sold
  vehicles                          $    (1,159)    $    (1,086)    $      (675)    $      (139)    $       748
Gain/(loss) as a percentage of
  stated residual values of
  sold vehicles (3)                     (11.58%)        (10.22%)         (6.72%)         (1.64%)          8.82%

----------
(1) The ratio of the number of vehicles sold during the period to the number of vehicles scheduled, on their date of origination, to terminate during the period, expressed as a percentage.
(2) Includes fees received and expenses incurred to dispose of vehicles and certain amounts received after the sale and disposition of the vehicles. Total gain/loss does not include any effect from fair value adjustments resulting from purchasing accounting.
(3) The ratio of total gains/losses on returned vehicles during the period to the stated residual values of those vehicles, expressed as a percentage.

Total residual value losses for 2001 increased by $1.1 million to $5.8 million from $4.7 million for 2000. Both the total vehicles sold and the average loss per vehicle increased. The increase in residual value losses in 2001 is primarily due to 650 more units being sold in 2001 as compared with 2000. The rate of increase in the average loss per vehicle slowed in 2001 with the average loss per unit increasing $73 from 2000 to 2001 compared to an increase in such average loss per unit of $411 from 1999 to 2000. The increase in residual value losses in 2001 has had no impact on our ability to service our debt. Management believes that its more conservative approach to setting residual values initiated in the beginning of 2000 should result in lower residual value losses as the related vehicles come off lease in future years.

                                LEASE CONVERSIONS

The following table sets forth data with respect to conversions of Vehicle Management Services' floating rate leases to fixed rate leases during 2001, 2000, 1999, 1998 and 1997.


                                        CONVERSIONS OF FLOATING RATE LEASES TO FIXED RATE LEASES
                                                        YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------------------------
                                    2001           2000           1999         1998           1997
                                 -----------    ----------    ----------    ----------    ----------
Dollar amount of
     conversions for period (1)   $   38,027    $   21,313    $   28,850    $  100,173    $   11,675
Ending dollar amount of
     leases                        3,413,920     3,270,601     2,946,761     2,846,065     2,858,590
Conversions as a percentage
     of ending dollar amount of
     leases                             1.11%         0.65%         0.98%         3.52%         0.41%

----------

(1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

Total conversions of floating rate leases to fixed rate leases were $38.0 million for 2001 compared with $21.3 million for 2000. Vehicle Management Services experienced an increase in interest in conversions over the last half of 2001 as interest rate declines slowed. Management anticipates that if interest rates begin to rise, conversions of floating rate leases to fixed rate leases could exceed historical levels, but such development would have no impact on our ability to service our debt.

                      FLEET MANAGEMENT RECEIVABLE BILLINGS

The following table sets forth data for Vehicle Management Services' aggregate billings of fleet management receivables for 2001, 2000, 1999, 1998 and 1997. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.


                                          FLEET MANAGEMENT RECEIVABLE BILLING EXPERIENCE
                                                     YEAR ENDED DECEMBER 31,
                                 --------------------------------------------------------------
                                    2001         2000         1999         1998          1997
                                 ----------   ----------   ----------   ----------   ----------

Aggregate billings               $1,019,223   $  819,474   $  724,412   $  822,757   $  747,923

Average monthly billings             84,935       68,290       60,368       68,563       62,327

Maximum monthly billings            118,358       77,612       68,753       79,346       70,441

Minimum monthly billings             63,268       58,052       51,277       60,182       58,003

Aggregate fleet management receivable billings for 2001 increased by $199.7 million to approximately $1.0 billion for 2001 compared with $819.5 million for 2000. Increased billing of vehicles purchased directly for customers and utilization of fee-based services were the primary factors in this increase.

               CHARACTERISTICS OF LEASES ALLOCATED TO LEASE SUBI

      The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of December 20, 2001, the last Lease SUBI monthly reporting period cutoff date during the 2001 fiscal year. The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $236,206,939 as of that date, because they were not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.


                                                COMPOSITION OF LEASES

     Aggregate Unit Balance of Leases                                                             $3,074,475,887.81
     Number of Leases                                                                                       210,411
     Average Unit Balance                                                                                $14,611.76
     Range of Unit Balances                                                                    $0.01 to $611,961.70
     Aggregate Unit Balance of Open-End Leases                                                    $2,955,898,113.52
     Aggregate Unit Balance of Floating Rate Leases                                               $2,296,411,878.43
     Aggregate Lease Balance of CP Rate Index Floating Rate Leases                                $2,265,348,598.93
     Weighted Average Spread Over CP Rate                                                                    0.350%
     Range of Spreads Over CP Rate                                                                   0.00% to 2.50%
     Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other
          Than CP Rate                                                                               $31,063,279.50
     Aggregate Unit Balance of Fixed Rate Leases                                                    $778,064,009.38
     Weighted Average Fixed Rate                                                                             6.496%
     Range of Fixed Rates                                                                          0.000% to 19.88%
     Weighted Average Original Lease Term                                                              62.48 months
     Range of Original Lease Terms                                                                  6 to 132 months
     Weighted Average Remaining Term                                                                   43.76 months
     Range of Remaining Terms                                                                       0 to 118 months
     Aggregate Unit Balance of Closed-End Leases                                                    $118,577,774.29
     Average Unit Balance of Closed-End Leases                                                           $13,760.91
     Range of Unit Balances of Closed-End Leases                                               $0.10 to $170,362.13
     Average Stated Residual Value of Leased Vehicles                                                     $8,992.04

     As of December 20, 2001, the aggregate lease balances of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $100,035,926, the aggregate lease balances of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $423,585,650 and the aggregate lease balances of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $708,691,077.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. During October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SPAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retailed for all long-lived assets to be held and used with the exception of goodwill. We adopted this standard on January 1, 2002, and there was no effect on our financial statements.

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

     Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

          o changes in general economic and business conditions and the impact thereof on the vehicle leasing business or the lessees of our vehicles;
          o    the effects of changes in interest rates; and
          o changes in laws and regulations, including changes in accounting standards.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We do not have any officers or directors.

ITEM 11.  EXECUTIVE COMPENSATION

     Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is information regarding ownership of the equity interests issued by us as of March 15, 2002:


                                                NAME AND ADDRESS
              TITLE OF CLASS                   OF BENEFICIAL OWNER                      PERCENT OF CLASS
              --------------                   -------------------                      ----------------

     1999-1A Sold SUBI Certificate            Greyhound Funding LLC                            100%
                                              307 International Circle
                                              Hunt Valley, Maryland 21030


     Class X 1999-1B Sold SUBI                Greyhound Funding LLC                            100%
     Certificates                             307 International Circle
                                              Hunt Valley, Maryland 21030


     Class Y 1999-1B Sold SUBI                Raven Funding LLC                                100%
     Certificates                             307 International Circle
                                              Hunt Valley, Maryland 21030

     UTI Certificate                          Raven Funding LLC                                100%
                                              307 International Circle
                                              Hunt Valley, Maryland 21030

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     PHH acts as the servicer of the leases, vehicles and fleet management receivables owned by us pursuant to the Servicing Agreement described in
     Item 1 above. PHH is entitled to receive a servicing fee for its services under the Servicing Agreement equal to 0.215% per annum of the principal balance of the leases allocated to the Lease SUBI issued by us. The servicing fee is paid by Greyhound to PHH.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     ITEM 14 (A) (1) FINANCIAL STATEMENTS

     See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

     ITEM 14 (A) (3) EXHIBITS

     See Exhibit Index commencing on page G-1 hereof.

     ITEM 14 (B)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                    D. L. PETERSON TRUST

                                    By: Raven Funding LLC, solely as settlor
                                    of the D.L. Peterson Trust


                                    By: /s/ Joseph W. Weikel
                                       -----------------------------------------
                                    Joseph W. Weikel
                                    As Manager

                                    Date: March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 29, 2002.


                 SIGNATURES                           TITLE                                   DATE
                 ----------                           -----                                   ----

/s/ George J. Kilroy                           Manager, President and Chief               March 29, 2002
--------------------------------------         Executive Officer -
           (George J. Kilroy)                  Raven Funding

/s/ Neil J. Cashen                             Manager, Executive Vice President and      March 29, 2002
--------------------------------------         Chief Financial
           (Neil J. Cashen)                    Officer - Raven Funding

/s/ Bradley J. Howatt                          Chief Accounting Officer - Raven           March 29, 2002
--------------------------------------         Funding
           (Bradley J. Howatt)

/s/ David O. Taylor                            Manager - Raven Funding                    March 29, 2002
--------------------------------------
           (David O. Taylor)

/s/ Bernard J. Angelo                          Manager - Raven Funding                    March 29, 2002
--------------------------------------
           (Bernard J. Angelo)

/s/ Joseph W. Weikel                           Manager - Raven Funding                    March 29, 2002
--------------------------------------
           (Joseph W. Weikel)

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                F-2

Statements of Operations and Trust Equity for the years
ended December 31, 2001 and 2000 and for the period from
June 30, 1999 (date of reconstitution) through December 31, 1999            F-3

Balance Sheets as of December 31, 2001 and 2000                             F-4

Notes to Financial Statements                                               F-5

INDEPENDENT AUDITORS' REPORT

To the Trustees of
D. L. Peterson Trust

We have audited the accompanying balance sheets of D. L. Peterson Trust (the "Trust"), an affiliate of PHH Vehicle Management Services, LLC, as of December 31, 2001 and 2000, and the related statements of operations and trust equity for the years ended December 31, 2001 and 2000 and for the period from June 30, 1999 (date of reconstitution) through December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2001 and 2000, and the results of its operations for the years ended December 31, 2001 and 2000 and for the period from June 30, 1999 (date of reconstitution) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared from the separate records maintained by the Trust and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Trust had been operated as an unaffiliated entity.

/s/ Deloitte & Touche LLP
Baltimore, Maryland

January 21, 2002

                              D. L. PETERSON TRUST
                    STATEMENTS OF OPERATIONS AND TRUST EQUITY
                                 (IN THOUSANDS)


                                                                              PERIOD FROM
                                                                             JUNE 30, 1999
                                                                               (DATE OF
                                                                            RECONSTITUTION)
                                                       YEAR ENDED               THROUGH
                                                      DECEMBER 31,           DECEMBER 31,
                                              --------------------------    ---------------
                                                 2001            2000            1999
                                              -----------    -----------    ---------------
REVENUES:
      Leasing revenue                         $ 1,211,127    $ 1,188,375    $   565,096

EXPENSES:
      Depreciation on leased vehicles            (997,027)      (937,419)      (458,549)
      Payment of special unit of beneficial
        interest in leases-related party         (214,100)      (250,956)      (106,547)
                                              -----------    -----------    -----------
    Total expenses                             (1,211,127)    (1,188,375)      (565,096)
                                              -----------    -----------    -----------

NET INCOME                                    $        --    $        --    $        --
                                              -----------    -----------    -----------
Trust equity, beginning of period                      --             --             --
                                              -----------    -----------    -----------
Trust equity, end of period                   $        --    $        --    $        --
                                              ===========    ===========    ===========








                       See Notes to Financial Statements

                              D. L. PETERSON TRUST
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   AS OF
                                                               DECEMBER 31,
                                                         ------------------------
                                                            2001           2000
                                                         -----------   ----------
ASSETS:

    Net investment in leases and leased vehicles:
        Vehicles under operating leases                   $3,274,658   $3,109,747
        Investment in direct financing leases                103,474      137,644
        Vehicles held for resale                              35,788       23,210
                                                          ----------   ----------

TOTAL ASSETS                                              $3,413,920   $3,270,601
                                                          ==========   ==========

LIABILITIES AND TRUST EQUITY

LIABILITIES

    Liability under special unit of beneficial interest
        leases-related party                              $3,413,920   $3,270,601
                                                          ----------   ----------

Total liabilities                                         $3,413,920   $3,270,601

Trust equity                                                      --           --
                                                          ----------   ----------

TOTAL LIABILITIES AND TRUST EQUITY                        $3,413,920   $3,270,601
                                                          ==========   ==========










                       See Notes to Financial Statements

                              D. L. PETERSON TRUST
                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - D. L. Peterson Trust ("DLPT") was originally established by PHH Vehicle Management Services, LLC ("PHH" or "Vehicle Management Services"), previously a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis") as a Maryland common law trust and was reconstituted on June 30, 1999 as a Delaware statutory business trust. DLPT is organized under Chapter 38 of the Delaware Business Trust Act and its trustees are PHH and Wilmington Trust Company. DLPT was established to hold title to vehicles and to be the lessor in vehicle leases that are subject to various securitizations. DLPT reduces the costs and administrative burden associated with securitizations by eliminating the time and expense of retitling vehicles upon transfers or assignments of ownership of the vehicles and security.

     On March 1, 2001, Avis was acquired by PHH Corporation. As a result PHH is now a wholly-owned subsidiary of PHH Corporation, which itself is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). All assets and liabilities were recorded by the DLPT at fair value as of March 1, 2001. No significant adjustments were made by DLPT.

     DLPT issued a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI") and two certificates representing a special unit of beneficial interest in certain fleet service receivables (the "Fleet Receivable SUBI") to Raven Funding LLC ("Raven"). The Lease SUBI represents a beneficial ownership in the leases, vehicles and paid-in-advance vehicles owned by DLPT. One of the certificates representing an interest in the Fleet Receivable SUBI represents an amount up to $80 million (the "Fleet Receivable SUBI Certificate") and the other certificate representing an interest in the Fleet Receivable SUBI represents the amount of fleet service receivables in excess of $80 million (the "Excess Fleet Receivable SUBI Certificate"). DLPT also issued to Raven a certificate (the "UTI Certificate") representing beneficial ownership in all assets of DLPT not allocated to the Lease SUBI or the Fleet Receivable SUBI (the "UTI"). Raven transferred the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate to Greyhound Funding LLC ("Greyhound"). Raven retained the Excess Fleet Receivable SUBI Certificate and the UTI Certificate. As of December 31, 2001, no assets were assigned to the UTI Certificate.

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

     In presenting the financial statements, management makes estimates and assumptions that affect the amount reported and related disclosures. Estimates by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - All transactions of DLPT are considered non-cash activities, and accordingly no statement of cash flows is presented in the accompanying financial statements. PHH contributed to DLPT a net investment in leases and leased vehicles of approximately $2.9 billion during 1999, $400 million in 2000 and $143 million in 2001 originated by DLPT and subsequently assigned to Raven.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of net investments in leases and leased vehicles, which consists primarily of direct financing and operating leases, and the Lease SUBI approximate their carrying value. This results from the underlying leases and Lease SUBI having floating interest rate provisions, which require monthly adjustments based on market rates.

     REVENUE RECOGNITION AND DEPRECIATION - The leased assets owned by DLPT are leased under three standard arrangements: open-end operating leases, closed-end operating leases, and open-end finance leases (direct financing leases). These leases are accounted for in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Each lease is classified as either an operating lease or direct financing lease. DLPT recognizes management fee income on the lease units.

     DLPT records the cost of the leased vehicle as an investment in leases and leased vehicles. Vehicles are depreciated using the straight-line method over the expected lease term. The lease terms vary (see Note 4 - Net Investment in Leases and Leased Vehicles). Amounts charged to the lessees for interest are generally calculated on a floating rate basis and can vary month to month in accordance with changes in the floating rate index. Amounts charged to lessees for interest can also be based on a fixed rate that would remain constant for the life of the lease.

     The open-end operating leases provide that the resale of the vehicles upon termination of the lease are for the account of the lessee, except for a minimum residual value that DLPT has guaranteed. DLPT guarantees 16% of the original cost of the unit for the first 24 months of the lease and then 16% of the fair market value of the unit at the inception of the month to month renewals thereafter.

     The closed-end operating leases provide that the resale of the vehicles upon termination of the lease is for the account of DLPT. The residual values for the closed-end leases are included in the leased vehicle investment. Residual value estimates are made utilizing third party estimates and PHH's expertise.

     The open-end finance leases provide that the resale of the vehicles upon termination of the lease are for the account of the lessee.

     VEHICLES HELD FOR RESALE - Vehicles held for resale represent vehicles which have come off lease under the open-end agreement. These vehicles will be sold on behalf of the client and are carried at their current book value. Any gain or loss realized on the disposition of the vehicle will be passed through to the client subject to the 16% guarantee.

     LONG LIVED ASSETS - Long-lived assets are comprised primarily of net investment in leased assets. Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets. During the years ended December 31, 2001 and 2000, and June 30, 1999 (date of reconstitution) through December 31, 1999, DLPT did not incur any impairment losses.

     INCOME TAXES - DLPT is not an entity subject to federal or state income taxes. Accordingly, no taxes are provided on its income as it is passed through to the holders of beneficial interests in DLPT.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. During October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. The Company adopted this standard on January 1, 2002, and there was no effect on our financial statements.

2.   SPECIAL UNIT OF BENEFICIAL INTEREST IN FLEET RECEIVABLES

     The Fleet Receivable SUBI Certificate represents the beneficial interest in all of the fleet receivables acquired by Raven and contributed to DLPT. The fleet receivables include customer payment obligations arising from fuel card programs, vehicle maintenance charges, company-owned billings (billings for vehicles that are not leased by DLPT) and accident management services. DLPT issued the Fleet Receivable SUBI Certificate and the Excess Fleet Receivable SUBI Certificate to Raven. The
     Fleet Receivable SUBI Certificate is capped at $80 million. The remaining accounts receivable balance is represented by the Excess
     Fleet Receivable SUBI Certificate.

     As of December 31, 2001 and 2000, accounts receivable consisted of the following (in thousands):


                                                        2001           2000
                                                        ----           ----

     Accounts receivable balance                      $ 146,584    $ 148,565
     Allowance for doubtful accounts                     (7,359)      (4,125)
                                                      ---------    ---------
                                                        139,225      144,440
     Assignments under Fleet Receivable SUBI            (80,000)     (80,000)
     Assignments under Excess Fleet Receivable SUBI     (59,225)     (64,440)
                                                      ---------    ---------
                                                      $      --    $      --
                                                      =========    =========

     ALLOWANCE FOR DOUBTFUL ACCOUNTS - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on historical experience and other factors affecting collectibility.

3.   SPECIAL UNIT OF BENEFICIAL INTEREST IN LEASES-RELATED PARTY

     The Lease SUBI Certificate represents a beneficial interest in the leases, vehicles subject to those leases and paid-in advance vehicles (collectively "SUBI Assets"). The Lease SUBI Certificate was issued by DLPT to Raven and then transferred by Raven to Greyhound. In accordance with the provisions of SFAS No. 13, obligations under the Lease SUBI Certificate are reflected as borrowings in the accompanying balance sheet, and distributions under the Lease SUBI Certificate are reflected as payment on special unit of beneficial interest in leases-related party in the accompanying statements of operations and trust equity. The payment on special unit of beneficial interest in leases-related party is equal to the leasing revenue billed to lease customers less the depreciation on leased vehicles. Leasing revenue also includes management fees billed to lease customers. The payment on special unit of beneficial interest in leases-related party is required to be distributed to Raven monthly.

4.   NET INVESTMENT IN LEASES AND LEASED VEHICLES

     DLPT offers primarily three leasing arrangements to its customers. These arrangements are:

         OPEN-END OPERATING LEASES - Under these leases, the minimum lease term is 12 months with a month to month renewal thereafter. In addition, resale of the vehicles upon termination of the lease is for the account of the lessee except for a minimum residual value, which DLPT guarantees. DLPT guarantees 16% of the original cost of the unit for the first 24 months of the lease and then 16% of fair market value of the unit at inception of the month to month renewal, thereafter. The guarantee is adjusted for any excess wear and tear or any excess mileage. The residual guarantee is recorded in vehicles under operating leases on the balance sheet.

         At December 31, 2001 and 2000, the original cost and accumulated depreciation of vehicles under these leases was:


                                         2001            2000
                                      -----------    -----------

           Original cost              $ 6,058,499    $ 4,083,511
           Accumulated depreciation    (2,926,838)    (1,140,455)
                                      -----------    -----------
                                      $ 3,131,661    $ 2,943,056
                                      ===========    ===========

         CLOSED-END OPERATING LEASES - Under these leases, the minimum lease term is 18 months or longer; however, 24 and 36 month lease terms are the most prevalent. These leases are cancelable under certain conditions. The residual values for the closed-end leases are included in the investment in leases and leased vehicles. Residual value estimates are made utilizing third party estimates and PHH's expertise. Resale of the vehicles upon termination is for the account of the lessor.

         At December 31, 2001 and 2000, the original cost and accumulated depreciation of vehicles under these leases was:


                                       2001         2000
                                    ---------    ---------
         Original cost              $ 209,020    $ 203,523
         Accumulated depreciation     (66,023)     (36,832)
                                    ---------    ---------
                                    $ 142,997    $ 166,691
                                    =========    =========

         OPEN-END DIRECT FINANCING LEASES -- These leases qualify as direct financing leases under SFAS No. 13 because the structure of the applicable lease agreement meets the present value criteria described therein. Under these leases, the minimum lease term is 12 months with a month-to-month renewal thereafter. Resale of the vehicles upon termination of the lease is for the account of the lessee and the lessee guarantees that the lessor will receive the full residual value of the vehicle upon lease termination. At December 31, 2001 and 2000, the net investment in leases and leased vehicles for direct financing leases was approximately $103 million and $138 million, respectively.

     PAID-IN-ADVANCE VEHICLES - Paid-in-advance vehicles represent disbursements for vehicles that have not yet been transferred to the investment in leases and leased vehicles balance. These vehicles will become eligible leases under the Lease SUBI when they are delivered to the ultimate customer. Paid-in-advance balances are allocated to open-end operating closed-end operating and open-end direct financing leases on DLPT's balance sheet.

     At December 31, 2001, future minimum lease payments to be received on DLPT's operating and finance leases are as follows (in thousands):


                                         DIRECT
                           OPERATING   FINANCING
                            LEASES       LEASES       TOTAL
                          ----------   ----------   ----------

                   2002   $1,092,674   $   39,759   $1,132,433
                   2003      924,886       32,066      956,952
                   2004      661,516       21,036      682,552
                   2005      348,505        8,876      357,381
                   2006      131,922        1,656      133,578
             Thereafter      150,943           81      151,024
                          ----------   ----------   ----------

             Total        $3,310,446   $  103,474   $3,413,920
                          ==========   ==========   ==========


     At December 31, 2001 and 2000 the net investment in leases and leased vehicles consisted of the following (in thousands):

                                                           2001           2000
                                                       -----------    -----------
     Vehicles under open-end operating leases          $ 6,058,499    $ 4,083,511
     Vehicles under closed-end operating leases            209,020        203,523
     Vehicles held for sale                                 35,788         23,210
                                                       -----------    -----------
                                                         6,303,307      4,310,244
     Less accumulated depreciation                      (2,992,861)    (1,177,287)
                                                       -----------    -----------
                                                         3,310,446      3,132,957
     Gross receivables under direct financing leases       114,452        152,248
     Unearned income                                       (10,978)       (14,604)
                                                       -----------    -----------

             Total                                     $ 3,413,920    $ 3,270,601
                                                       ===========    ===========


       Leasing revenue consisted of (in thousands):

                                                                                PERIOD FROM
                                                                               JUNE 30, 1999
                                                                                  (DATE OF
                                                                              RECONSTITUTION)
                                                          YEAR ENDED              THROUGH
                                                         DECEMBER 31,           DECEMBER 31,
                                                   ------------------------   -----------------
                                                       2001         2000           1999
                                                   -----------   ----------   -----------------
     Operating Leases                               $1,178,859   $1,157,534         557,066

     Direct financing leases (primarily interest)       32,268       30,841           8,030
                                                    ----------   ----------      ----------
                                                    $1,211,127   $1,188,375         565,096
                                                    ==========   ==========      ==========

5.   RELATED PARTY TRANSACTIONS

     Certain rebates received from the motor companies related to the acquisition of vehicles are retained by PHH and therefore not recorded in DLPT's accompanying financial statements. Additionally, PHH provides various services at no charge to DLPT, including all administrative support services, accounting, management, and required personnel to conduct its business.

                                     *******

     EXHIBIT NO.                      DESCRIPTION
     -----------                      -----------

     3.1 Amended and Restated Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee, and Wilmington Trust Company, as Delaware Trustee. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2000 (File No. 333-40708-02).
     4.1 Sold SUBI Supplement 1999-1A to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee. Incorporated by reference to Exhibit 10.2 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708-02).
     4.2 Amendment No. 1, dated as of October 28, 1999, to the Sold SUBI Supplement 1999-1A to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee. Incorporated by reference to Exhibit 10.3 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708-02).
     4.3 Sold SUBI Supplement 1999-1B to the Origination Trust Agreement, dated as of June 30, 1999 among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee. Incorporated by reference to Exhibit 10.4 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708-02).
     10.1           Servicing Agreement, dated as of June 30, 1999, between D.L.
                    Peterson Trust, Raven Funding LLC and PHH Vehicle Management Services, LLC, as Servicer. Incorporated by reference to
                    Exhibit 10.5 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708-02).
     10.2 Sold SUBI Supplement 1999-1 to the Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Wilmington Trust Company, as SUBI Trustee, Raven Funding LLC and PHH Vehicle Management Services, LLC. Incorporated by reference to Exhibit 10.6 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708-02).
     10.3 Amendment No. 1, dated as of October 28, 1999, to the Sold SUBI Supplement 1999-1 to the Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Wilmington Trust Company, as SUBI Trustee, Raven Funding LLC and PHH Vehicle Management Services, LLC. Incorporated by reference to Exhibit 10.7 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708-02).
     10.4           Guarantee of PHH Corporation dated as of October 25, 2001.
     10.5           Guarantee of Avis Rent-A-Car, Inc. dated October 28, 1999.
                    Incorporated by reference to Exhibit 10.16 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 10, 2001 (File No. 333-40708-02).
     10.6 Asset Sale Agreement, dated as of June 30, 1999, among PHH Vehicle Management Services, LLC, PHH Personal Lease Corporation and Raven Funding LLC. Incorporated by reference to Exhibit 10.17 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708-02).
     10.7 Receivable Purchase Agreement, dated as of June 30, 1999, by and between Raven Funding LLC and PHH Vehicle Management Services, LLC. Incorporated by reference to Exhibit 10.18 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708-02).
     10.8 Contribution Agreement, dated as of June 30, 1999, between Raven Funding and D.L. Peterson Trust. Incorporated by reference to Exhibit 10.19 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708-02).