Form 10-Q
period 2002-03-31
PETERSON D L TRUST
filed 2002-05-10
CIK 1161344

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------


                                    Form 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                       REGISTRATION FILE NO. 333-40708-02

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

                                  ------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X ] No [ ]



================================================================================

                              D. L. PETERSON TRUST

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I        Financial Information

Item 1.       Financial Statements

              Condensed Statements of Operations and Trust
              Equity for the three months ended March 31, 2002 and 2001       2

              Condensed Balance Sheets as of March 31, 2002 and
              December 31, 2001                                               3

              Notes to Condensed Financial Statements                         4

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             5

Item 3.       Quantitative and Qualitative Disclosures About Market Risks     9

PART II       Other Information

Item 6.       Exhibits and Reports on Form 8-K                                9

              Signatures                                                      10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              D. L. PETERSON TRUST
               CONDENSED STATEMENTS OF OPERATIONS AND TRUST EQUITY
                                 (IN THOUSANDS)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               ------------------
                                                                                 2002       2001
                                                                               --------   --------
REVENUE:

   Leasing revenue                                                             $292,507   $311,197
                                                                               --------   --------

EXPENSES:

   Depreciation on leased vehicles                                              255,198    245,548
   Interest on special unit of beneficial interest in leases - related party     37,309     65,649
                                                                               --------   --------

Total expenses                                                                  292,507    311,197
                                                                               --------   --------

NET INCOME                                                                     $     --   $     --
                                                                               --------   --------

Trust equity, beginning of period                                                    --         --
                                                                               --------   --------

Trust equity, end of period
                                                                               $     --   $     --
                                                                               ========   ========













                  See Notes to Condensed Financial Statements.

                              D. L. PETERSON TRUST
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      MARCH 31,  DECEMBER 31,
                                                                        2002         2001
                                                                     ----------  ------------
ASSETS:

   Net investment in leases and leased vehicles:

   Vehicles under operating leases                                   $3,288,024   $3,274,658
   Direct financing leases                                              103,896      103,474
   Vehicles held for resale                                              18,841       35,788
                                                                     ----------   ----------

TOTAL ASSETS                                                         $3,410,761   $3,413,920
                                                                     ==========   ==========

LIABILITIES AND TRUST EQUITY

LIABILITIES:
   Liability under special unit of beneficial interest in leases -
   related party                                                     $3,410,761   $3,413,920
                                                                     ----------   ----------

TOTAL LIABILITIES                                                     3,410,761    3,413,920
                                                                     ----------   ----------

Trust equity                                                                 --           --
                                                                     ----------   ----------

TOTAL LIABILITIES AND TRUST EQUITY                                   $3,410,761   $3,413,920
                                                                     ==========   ==========












                  See Notes to Condensed Financial Statements.

                              D. L. PETERSON TRUST
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

     DLPT issued a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI") and two certificates representing a special unit of beneficial interest in certain fleet service receivables (the "Fleet Receivable SUBI") to Raven Funding LLC ("Raven"). The Lease SUBI represents a beneficial ownership in the leases, vehicles and paid-in-advance vehicles owned by DLPT. One of the certificates representing an interest in the Fleet Receivable SUBI represents the right to receive up to $80 million a month of the collections received in respect of the fleet service receivables (the "Fleet Receivable SUBI Certificate") and the other certificate representing an interest in the Fleet Receivable SUBI represents collections received each month in respect of the amount of fleet service receivables in excess of $80 million (the "Excess Fleet Receivable SUBI Certificate"). DLPT also issued to Raven a certificate (the "UTI Certificate") representing beneficial ownership in all assets of DLPT not allocated to the Lease SUBI or the Fleet Receivable SUBI (the "UTI").
     Raven transferred the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate to Chesapeake Funding LLC ("Chesapeake"). Chesapeake is formerly known as Greyhound Funding LLC. Raven retained the Excess Fleet Receivable SUBI Certificate and the UTI Certificate. As of March 31, 2002, no assets were assigned to the UTI Certificate.

     Raven is a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is PHH. The business activities of Raven are limited primarily to acting as the successor settler and initial beneficiary of DLPT. Chesapeake is a special purpose limited liability company organized under the laws of the State of Delaware. The sole common member of Chesapeake is Raven.

     Chesapeake was formed for the purpose of issuing indebtedness, issuing preferred membership interests, acquiring the Lease SUBI Certificate, and acquiring the Fleet Receivable SUBI Certificate. PHH acts as servicer of the assets held by DLPT including the assets allocated to the Lease SUBI and the Fleet Receivable SUBI. In its role as servicer, PHH will maintain all property and equipment and employees required to perform said servicing activities.

     In management's opinion, the accompanying unaudited Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Financial Statements should be read in conjunction with DLPT's Annual Report on Form 10-K dated March 29, 2002.

                                      *****

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES THERETO INCLUDED ELSEWHERE HEREIN. UNLESS OTHERWISE NOTED, ALL DOLLAR AMOUNTS ARE IN THOUSANDS.

We are a limited purpose Delaware business trust. Our activities are limited to acquiring vehicles and fleet service receivables, originating leases and issuing certificates representing beneficial interests in our assets. PHH acts as the servicer of our vehicles, leases and receivables.

Leasing revenue for the three months ended March 31, 2002 decreased $18.7 million compared to the three months ended March 31, 2001. Such decrease was due to lower interest rates billed on leases partially offset by higher depreciation billed on leases. Depreciation expense for the three months ended March 31, 2002 increased as a result of higher original cost of leases billed and an increase in number of leases billed. Interest on special unit of beneficial interest in leases - related party for the three months ended March 31, 2002 decreased due to lower interest rates billed on leases.

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

DELINQUENCY EXPERIENCE

The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of Vehicle Management Services' leases and fleet management receivables for the three months ended March 31, 2002 and 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.


                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     --------------------
                                                       2002         2001
                                                     --------     --------
Percentage of billings delinquent (1)(2):

30-59 days                                              1.83%        1.32%
60 days or more                                         3.03%        2.35%
                                                     -------      -------
Total 30 or more days delinquent                        4.86%        3.67%
                                                     =======      =======

---------------
(1) The period of delinquency is based on the number of days payments are contractually past due.
(2) An average of the ratios, expressed as a percentage, for each monthly billing period within the applicable period, of the aggregate billings for all leases and all fleet management receivables which were delinquent for the applicable number of days as of the last day of that monthly billing period to the sum of the aggregate billings for all leases and all fleet management receivables which were unpaid as of the last day of the preceding monthly billing period and the aggregate amount billed for all leases and fleet management receivables during that monthly period.

Total delinquencies for the three months ended March 31, 2002 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 60 days or more increased to 3.03% of total billings compared to 2.35% due, in part, to the continuing effects of Chapter 11 bankruptcy filings of several customers and a lower level of billings. Non-bankruptcy delinquent receivables of 60 days or more declined for the comparable period. Delinquencies of 30-59 days increased to 1.83% from 1.32%. Management of Vehicle Management Services is currently aware of no other factors which would negatively impact delinquencies for the remainder of 2002.

     LOSS AND RECOVERY EXPERIENCE

     The following table sets forth loss and recovery data with respect to Vehicle Management Services' leases and fleet management receivables for the three months ended March 31, 2002 and 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.


                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                 ----------------------------
                                                      2002           2001
                                                 -------------  -------------
     Ending dollar amount of leases (1)          $   3,410,761  $   3,360,023
     Total billings for period                   $     531,194  $     620,702

     Gross losses (2)                            $          69  $          54
     Recoveries                                             (3)            (3)
                                                 -------------  -------------
     Net losses                                  $          66  $          51
                                                 =============  =============

     Net losses as percentage of ending
       dollar amount of leases                            0.00%          0.00%
     Net losses as percentage of total
       billings for period                                0.01%          0.01%

     ------------
     (1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
     (2) Gross Losses includes losses on fleet management receivables.

     Net losses as a percentage of ending dollar amount of leases remained constant at 0.00% and net losses as a percentage of total billings remained constant at 0.01%. Gross losses in respect of bankrupt obligors generally are not recognized by Vehicle Management Services until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations in respect of fleet management receivables. Losses are charged against previously established reserves. Reserve adequacy for the purposes of Vehicle Management Services' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the statement of income at that time.

     RESIDUAL VALUE LOSS EXPERIENCE

     The following table sets forth residual value performance data for Vehicle Management Services' closed-end leases for the three months ended March 31, 2002 and 2001. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   --------------------------
                                                                                      2002          2001
                                                                                   -----------  -------------
     Total number of closed end leases scheduled to terminate                           1,566          3,893
     Number of sold vehicles                                                              789            950
     Full termination ratio (1)                                                         50.38%         24.40%
     Total gain/(loss) on sold vehicles (2)                                        $  (84,740)  $ (1,266,572)
     Average gain/(loss) per sold vehicle                                          $     (107)     $  (1,333)
     Gain/(Loss) as a percentage of stated residual values of sold vehicles (3)        (1.16%)       (12.51%)

     (1) The ratio of the number of vehicles sold during the period to the number of vehicles scheduled, on their date of origination, to terminate during the period, expressed as a percentage.
     (2) Includes fees received and expenses incurred to dispose of vehicles and certain amounts received after the sale and disposition of the vehicles.
     (3) The ratio of total gains/losses on vehicles sold during the period to the stated residual values of those vehicles, expressed as a percentage.

     Total residual value losses decreased $1.18 million to $84,740 and the total number of vehicles for sale decreased 16.9%. The decrease in units sold is the result of an increase in clients retaining vehicles beyond their original lease term. The average loss per vehicle returned and sold decreased 92% to $107 per unit. The decrease in residual value losses during 2002 is the result of the more conservative approach to setting residual values initiated in the beginning of 2000.

     CONVERSIONS OF FLOATING RATE LEASES TO FIXED RATE LEASES

     The following table sets forth data with respect to conversions of Vehicle Management Services' floating rate leases to fixed rate leases during the three months ended March 31, 2002 and 2001.


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          ---------------------------
                                                                              2002           2001
                                                                          -----------     -----------
     Dollar amount of conversions for period (1)                          $     1,797     $        --
     Ending dollar amount of leases                                       $ 3,410,761     $ 3,360,023
     Conversions as a percentage of ending dollar amount of leases               0.05%           0.00%

     ----------
     (1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

     Total conversions of floating rate leases to fixed rate leases were approximately $1.8 million during the three months ended March 31, 2002 compared with $0 in the period ended March 31, 2001. Vehicle Management Services has experienced some increase in interest in conversions over the last several months as interest rates have continued to declined. Management does not anticipate that conversions of floating rate leases to a fixed rate during 2002 will exceed historical levels for a comparative period of declining interest rates as in 1998 where conversions as a percentage of ending dollar amount of leases were 3.52%.

     FLEET MANAGEMENT RECEIVABLE BILLING EXPERIENCE

     The following table sets forth data for Vehicle Management Services' aggregate billings of fleet management receivables for the three months ended March 31, 2002 and 2001. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.


                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                              ------------------------------
                                                  2002              2001
                                              -----------      -------------
     Aggregate billings                       $   210,438      $     285,118
     Average monthly billings                      70,146             95,039
     Maximum monthly billings                      79,812            116,123
     Minimum monthly billings                      57,175             80,022

     Aggregate fleet management receivable billings decreased to approximately $210 million during the three months ended March 31, 2002 compared to approximately $285 million during the three months ended March 31, 2001. The primary factor for the decrease was a decrease in billings relating to vehicles purchased directly for customers.

     CHARACTERISTICS OF LEASES ALLOCATED TO LEASE SUBI

     The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of March 21, 2002 (the last monthly reporting period cutoff date during the first quarter of 2002). All of the leases and vehicles owned by DLPT as of March 31, 2002 were allocated to the lease SUBI. The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $132,438,794 as of that date, because they are not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.


     COMPOSITION OF LEASES

     Aggregate Unit Balance of Leases                                                                  $3,167,602,015.64
     Number of Leases                                                                                            211,392
     Average Unit Balance                                                                                     $14,984.49
     Range of Unit Balances                                                                         $0.01 to $586,580.80
     Aggregate Unit Balance of Open-End Leases                                                         $3,057,424,541.09
     Aggregate Unit Balance of Floating Rate Leases                                                    $2,378,540,778.54
     Aggregate Lease Balance of CP Rate Index Floating Rate Leases                                     $2,335,092,069.76
     Weighted Average Spread Over CP Rate                                                                         0.344%
     Range of Spreads Over CP Rate                                                                        0.00% to 2.50%
     Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other Than
          CP Rate                                                                                         $43,448,708.78
     Aggregate Unit Balance of Fixed Rate Leases                                                         $789,061,237.10
     Weighted Average Fixed Rate                                                                                  5.997%
     Range of Fixed Rates                                                                               0.000% to 19.88%
     Weighted Average Original Lease Term                                                                   62.51 months
     Range of Original Lease Terms                                                                       6 to 132 months
     Weighted Average Remaining Term                                                                        43.97 months
     Range of Remaining Terms                                                                            0 to 120 months
     Aggregate Unit Balance of Closed-End Leases                                                         $110,177,474.55
     Average Unit Balance of Closed-End Leases                                                                $13,358.08
     Range of Unit Balances of Closed-End Leases                                                    $0.10 to $165,527.19
     Average Stated Residual Value of Closed-End Leases                                                        $8,777.86

     As of March 21, 2002, the aggregate Lease Balance of the leases allocated to the Lease SUBI with the lessee having the largest aggregate Lease Balances was $97,110,181. The aggregate Lease Balance of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate Lease Balances was $437,246,725 and the aggregate Lease Balance of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate Lease Balances was $747,382,995.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not applicable

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         See Exhibit Index

(b)      REPORTS ON FORM 8-K

         None

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

                                       D. L. Peterson Trust


                                       By: Raven Funding LLC, solely as settlor
                                       of the D.L. Peterson Trust

                                       BY: /s/ Joseph W. Weikel
                                          --------------------------------------
                                       Joseph W. Weikel
                                       As Manager

Date: May 10, 2002

                                  EXHIBIT INDEX

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

3.2 Origination Trust Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Raven Funding LLC and PHH Vehicle Management Services, LLC, as Servicer (Incorporated by reference to
         Exhibit 10.5 of the Company's Form S-1 as filed on June 30, 2000).

























                                     *******