Form 10-Q
period 2002-06-30
PETERSON D L TRUST
filed 2002-08-14
CIK 1161344

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                       REGISTRATION FILE NO. 333-40708-02

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

                                  ------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

                              D. L. PETERSON TRUST

                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I   Financial Information

Item 1.  Financial Statements

         Condensed Statements of Operations and Trust Equity for the three and six
         months ended June 30, 2002 and 2001                                           2

         Condensed Balance Sheets as of June 30, 2002 and
         December 31, 2001                                                             3

         Notes to Condensed Financial Statements                                       4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                 5

Item 3.  Quantitative and Qualitative Disclosures About Market Risks                   10

PART II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                              10

         Signatures                                                                    11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              D. L. PETERSON TRUST
               CONDENSED STATEMENTS OF OPERATIONS AND TRUST EQUITY
                                 (IN THOUSANDS)

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                 -----------------------------------------------------------
                                                    2002           2001             2002             2001
                                                 ----------      ---------       ----------        ---------
  REVENUE:

     Leasing revenue                             $  305,787      $ 308,129       $  598,294        $ 619,326
                                                 ----------      ---------       ----------        ---------

  EXPENSES:

      Depreciation on leased vehicles
                                                    264,642        250,511          519,840          496,059
      Interest on special unit of beneficial
       interest in leases - related party            41,144         57,618           78,453          123,267
                                                 ----------      ---------       ----------        ---------
      Total expenses                                305,786        308,129          598,293          619,326
                                                 ----------      ---------       ----------        ---------

  NET INCOME
                                                 $        -      $       -       $        -        $       -
                                                 ----------      ---------       ----------        ---------

  Trust equity, beginning of period                       -              -                -                -
                                                 ----------      ---------       ----------        ---------

  Trust equity, end of period                    $        -      $       -       $        -        $       -
                                                 ==========      =========       ==========        =========

                  See Notes to Condensed Financial Statements.

                              D. L. PETERSON TRUST
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2002            2001
                                                                      ------------   ----------------
ASSETS:

    Net investment in leases and leased vehicles:
        Vehicles under operating leases                               $  3,333,101   $      3,274,658
        Investment in direct financing leases                              105,893            103,474
        Vehicles held for resale                                            18,095             35,788
                                                                      ------------   ----------------

Total assets                                                          $  3,457,089   $      3,413,920
                                                                      ============   ================

LIABILITIES AND TRUST EQUITY:

LIABILITIES

    Liability under special unit of beneficial interest
        leases-related party                                          $  3,457,089   $      3,413,920
                                                                      ------------   ----------------

TOTAL LIABILITIES                                                        3,457,089          3,413,920

Trust equity                                                                     -                  -
                                                                      ------------   ----------------

TOTAL LIABILITIES AND TRUST EQUITY                                    $  3,457,089   $      3,413,920
                                                                      ============   ================

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

     DLPT issued a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI") and two certificates representing a special unit of beneficial interest in certain fleet service receivables (the "Fleet Receivable SUBI") to Raven Funding LLC ("Raven"). The Lease SUBI represents a beneficial ownership in the leases, vehicles and paid-in-advance vehicles owned by DLPT. One of the certificates representing an interest in the Fleet Receivable SUBI represents the right to receive up to $80 million a month of the collections received in respect of the fleet service receivables (the "Fleet Receivable SUBI Certificate") and the other certificate representing an interest in the Fleet Receivable SUBI represents the amount of collections received each month in respect of the fleet service receivables in excess of $80 million (the "Excess Fleet Receivable SUBI Certificate"). DLPT also issued to Raven a certificate (the "UTI Certificate") representing beneficial ownership in all assets of DLPT not allocated to the Lease SUBI or the Fleet Receivable SUBI (the "UTI"). Raven transferred the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate to Chesapeake Funding LLC, formerly known as Greyhound Funding LLC ("Chesapeake"). Raven retained the Excess Fleet Receivable SUBI Certificate and the UTI Certificate. As of June 30, 2002, no assets were assigned to the UTI Certificate.

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

     Leasing revenue decreased $2.3 million and $21.0 million for the three and six months ended June 30, 2002. Such decreases were due to lower interest rates billed on leases partially offset by higher depreciation billed on leases. Depreciation expense increased $14.1 million and $23.8 million for the three and six months ended June 30, 2002 as a result of higher original cost of leases billed and an increase in number of leases billed. Interest on special unit of beneficial interest in leases - related party decreased $16.5 million and $44.8 million for the three and six months ended June 30, 2002 due to lower interest rates billed on leases.

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

     DELINQUENCY EXPERIENCE

     The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of Vehicle Management Services' leases and fleet management receivables for the six months ended June 30, 2002 and 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                       -----------------
                                                         2002      2001
                                                       -------   -------
     Percentage of billings delinquent (1)(2):
     30-59 days                                           1.33%     1.61%
     60 days or more                                      2.91%     2.72%
                                                       -------   -------

     Total 30 or more days delinquent                     4.24%     4.34%
                                                       =======   =======

----------
     (1) The period of delinquency is based on the number of days payments are contractually past due.
     (2) An average of the ratios, expressed as a percentage, for each monthly billing period within the applicable period of the aggregate billings for all leases and all fleet management receivables which were delinquent for the applicable number of days as of the last day of that monthly billing period to the sum of the aggregate billings for all leases and all fleet management receivables which were unpaid as of the last day of the preceding monthly billing period and the aggregate amount billed for all leases and fleet management receivables during that monthly period.

     Total delinquencies for the six months ended June 30, 2002 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 60 days or more increased to 2.91% of total billings compared to 2.72% due, in part, to the continuing effects of Chapter 11 bankruptcy filings of several customers and a lower level of billings. Non-bankruptcy delinquent receivables of 60 days or more declined from the comparable period in 2001. Delinquencies of 30-59 days decreased to 1.33% from 1.61%.

     LOSS AND RECOVERY EXPERIENCE

     The following table sets forth loss and recovery data with respect to Vehicle Management Services' leases and fleet management receivables for the six months ended June 30, 2002 and 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                           -------------------------------
                                                                               2002                2001
                                                                           ------------       ------------
     Ending dollar amount of leases (1)                                    $  3,457,089       $  3,412,680
     Total billings for period                                             $  1,080,649       $  1,248,215

     Gross losses (2)                                                      $        152       $        198
     Recoveries (3)                                                        $         17       $        (17)
                                                                           ------------       ------------
     Net losses                                                            $        169       $        181
                                                                           ============       ============

     Net losses as percentage of ending dollar amount of leases                    0.00%              0.01%
     Net losses as percentage of total billings for period                         0.02%              0.01%

----------
     (1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
     (2) Gross losses includes losses on fleet management receivables.
     (3) Recoveries are net of legal fees.

     Net losses as a percentage of ending dollar amount of leases decreased from .01% to .00% for the six months ended June 30, 2002. Net losses as a percentage of total billings increased from .01% to .02% for the six months ended June 30, 2002. Gross losses in respect of bankrupt obligors generally are not recognized by Vehicle Management Services until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations in respect of fleet management receivables. Losses are charged against previously established reserves. Reserve adequacy for the purposes of Vehicle Management Services' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the statement of income at that time.

     RESIDUAL VALUE LOSS EXPERIENCE

     The following table sets forth residual value performance data for Vehicle Management Services' closed-end leases for the six months ended June 30, 2002 and 2001. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            -----------------------
                                                                              2002          2001
                                                                            -------       ---------
     Total number of closed-end leases scheduled to terminate                 2,930           4,844
     Number of returned vehicles                                              1,968           2,685
     Full termination ratio (1)                                               67.17%          55.43%
     Total loss on returned vehicles (2)                                    $  (190)      $  (3,107)
     Average loss per returned vehicles (3)                                 $   (97)      $  (1,157)
     Loss as a percentage of stated residual values of
          Returned vehicles (4)                                               (1.05%)        (11.32%)

----------
     (1) The ratio of the number of vehicles sold during the period to the number of vehicles scheduled to terminate, on their date of origination, during the period, expressed as a percentage.
     (2) Includes fees received and expenses incurred to dispose of vehicles and certain amounts received after the sale and disposition of the vehicles.
     (3) Per vehicle dollar amounts are not in thousands.
     (4) The ratio of total gains/losses on vehicles sold during the period to the stated residual values of those vehicles, expressed as a percentage.

     Total residual value losses decreased $2.9 million to $190 thousand and the total number of returned vehicles decreased 26.7%. The decrease in units sold is the result of an increase in clients retaining vehicles beyond their original lease term. The average loss per vehicle returned and sold decreased 91.6% to $97 per unit. The decrease in residual value losses during 2002 is the result of establishing lower residual values at lease inception which was initiated in the beginning of 2000.

     CONVERSIONS OF FLOATING RATE LEASES TO FIXED RATE LEASES

     The following table sets forth data with respect to conversions of Vehicle Management Services' floating rate leases to fixed rate leases during the six months ended June 30, 2002 and 2001.

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   -------------------------------
                                                                                       2002               2001
                                                                                   ------------       ------------

     Dollar amount of conversions for period (1)                                   $      4,862       $     11,178
     Ending dollar amount of leases                                                $  3,457,089       $  3,412,680
     Conversions as a percentage of ending dollar amount of leases                         0.14%              0.33%

----------
     (1) Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

     Total conversions of floating rate leases to fixed rate leases were approximately $4.9 million during the six months ended June 30, 2002 compared with $11.2 million in the period ended June 30, 2001.

     FLEET MANAGEMENT RECEIVABLE BILLING EXPERIENCE

     The following table sets forth data for Vehicle Management Services' aggregate billings of fleet management receivables for the six months ended June 30, 2002 and 2001. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                           ---------------------------
                                                                               2002             2001
                                                                           -----------       ---------

     Aggregate billings                                                    $   436,639       $   577,870
     Average monthly billings                                                   72,773            96,312
     Maximum monthly billings                                                   83,744           118,358
     Minimum monthly billings                                                   57,175            80,022

     Aggregate fleet management receivable billings decreased to approximately $436.6 million during the six months ended June 30, 2002 compared to approximately $577.9 million during the six months ended June 30, 2001. The primary factor for the decrease was a decrease in billings relating to vehicles purchased directly for customers.

     CHARACTERISTICS OF LEASES ALLOCATED TO LEASE SUBI

     The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of June 20, 2002 (the last monthly reporting period cutoff date during the second quarter of 2002). All of the leases and vehicles owned by DLPT as of June 20, 2002 were allocated to the Lease SUBI. The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, which have an aggregate cost of $139,389,227 as of that date, because they are not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

     COMPOSITION OF LEASES

     Aggregate Unit Balance of Leases                                                                $     3,252,792,400.57
     Number of Leases                                                                                               213,850
     Average Unit Balance                                                                            $            15,210.63
     Range of Unit Balances                                                                          $  0.01 to $711,582.30
     Aggregate Unit Balance of Open-End Leases                                                       $     3,135,420,329.64
     Aggregate Unit Balance of Floating Rate Leases                                                  $     2,434,273,559.77
     Aggregate Lease Balance of CP Rate Index Floating Rate leases                                   $     2,385,186,903.37
     Weighted Average Spread Over CP Rate                                                                             0.343%
     Range of Spreads Over CP Rate                                                                            0.00% to 3.00%
     Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other Than CP Rate     $        49,086,656.40
     Aggregate Unit Balance of Fixed Rate Leases                                                     $       818,548,840.80
     Weighted Average Fixed Rate                                                                                      5.796%
     Range of Fixed Rates                                                                                   0.000% to 19.15%
     Weighted Average Original Lease Term                                                                             62.40
     Range of Original Lease Terms                                                                          6 to 132 months
     Weighted Average Remaining Term                                                                                  43.90
     Range of Remaining Terms                                                                               0 to 120 months
     Aggregate Unit Balance of Closed-End Leases                                                     $       117,372,070.93
     Average Unit Balance of Closed-End Leases                                                       $            14,122.50
     Range of Unit Balance of Closed-End Leases                                                      $  0.10 to $216,768.73
     Average Stated Residual Value of Closed-End Leases                                              $             9,074.62

     Note: Dollar amounts are in whole amounts.

     As of June 20, 2002, the aggregate lease balance of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $107,167,822. The aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $468,076,437 and the aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $794,043,755.

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

     Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

        - changes in general economic and business conditions and the impact thereof on the vehicle leasing business or the lessees of our vehicles;
        -  the effects of changes in interest rates; and
        - changes in laws and regulations, including changes in accounting standards.

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


                                      D. L. Peterson Trust

                                      By:  Raven Funding LLC, solely as settlor
                                      of the D. L. Peterson Trust

                                      By: /s/ Neil J. Cashen
                                      --------------------------
                                      Neil J. Cashen
                                      Chief Financial Officer

Date: August 14,  2002

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
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