Form 10-Q
period 2002-09-30
PETERSON D L TRUST
filed 2002-11-13
CIK 1161344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Registration File No. 333-40708-02

D. L. Peterson Trust
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3499573 (I.R.S. Employer Identification Number)
307 International Circle Hunt Valley, Maryland (Address of principal executive office)	21030 (Zip Code)

(410) 771-1900
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒        No ☐

D. L. Peterson Trust
Index

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Condensed Statements of Operations and Trust Equity for the three and nine months ended September 30, 2002 and 2001	2
	Condensed Balance Sheets as of September 30, 2002 and December 31, 2001	3
	Notes to Condensed Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	11
Item 4.	Controls and Procedures	11
PART II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	12
	Signatures	13
	Certifications	14

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

D. L. Peterson Trust
CONDENSED STATEMENTS OF OPERATIONS AND TRUST EQUITY
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Leasing revenue	$299,530	$301,805	$897,823	$921,131

Expenses:
Depreciation on leased vehicles	261,606	250,017	781,446	746,076
Interest on special unit of beneficial interest in leases—related party	37,924	51,788	116,377	175,055

Total expenses	299,530	301,805	897,823	921,131

Net income	$—	$—	$—	$—

Trust equity, beginning of period	—	—	—	—

Trust equity, end of period	$—	$—	$—	$—

See Notes to Condensed Financial Statements.

D. L. Peterson Trust
CONDENSED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001
Assets:
Net investment in leases and leased vehicles:
Vehicles under operating leases	$3,241,846	$3,274,658
Investment in direct financing leases	102,623	103,474
Vehicles held for resale	5,878	35,788

Total assets	$3,350,347	$3,413,920

Liabilities and trust equity:
Liabilities
Liability under special unit of beneficial interest leases-related party	$3,350,347	$3,413,920

Total liabilities	3,350,347	3,413,920

Trust equity	—	—

Total liabilities and trust equity	$3,350,347	$3,413,920

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

On March 1, 2001, Avis was acquired by PHH Corporation. As a result, PHH is now a wholly-owned subsidiary of PHH Corporation, which itself is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). All assets and liabilities were recorded by DLPT at fair value as of March 1, 2001. No significant adjustments were made by DLPT.

DLPT issued a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI") and two certificates representing a special unit of beneficial interest in certain fleet service receivables (the "Fleet Receivable SUBI") to Raven Funding LLC ("Raven"). The Lease SUBI represents a beneficial ownership in the leases, vehicles and paid-in-advance vehicles owned by DLPT. One of the certificates representing an interest in the Fleet Receivable SUBI represents the right to receive up to $80 million a month of the collections received in respect of the fleet service receivables (the "Fleet Receivable SUBI Certificate") and the other certificate representing an interest in the Fleet Receivable SUBI represents the amount of collections received each month in respect of the fleet service receivables in excess of $80 million (the "Excess Fleet Receivable SUBI Certificate"). DLPT also issued to Raven a certificate (the "UTI Certificate") representing beneficial ownership in all assets of DLPT not allocated to the Lease SUBI or the Fleet Receivable SUBI (the "UTI"). Raven transferred the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate to Chesapeake Funding LLC, formerly known as Greyhound Funding LLC ("Chesapeake"). Raven retained the Excess Fleet Receivable SUBI Certificate and the UTI Certificate. As of September 30, 2002, no assets were assigned to the UTI Certificate.

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

* * * * *

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

Leasing revenue decreased $2.3 million and $23.3 million for the three and nine months ended September 30, 2002. Such decreases were due to lower interest rates billed on leases partially offset by higher depreciation billed on leases. Depreciation expense increased $11.6 million and $35.4 million for the three and nine months ended September 30, 2002 as a result of higher original cost of leases billed and an increase in number of leases billed. Interest on special unit of beneficial interest in leases—related party decreased $13.9 million and $58.7 million for the three and nine months ended September 30, 2002 due to lower interest rates billed on leases.

The principal source of our revenue is payments received on the leases originated by us. Set forth below is certain historical data with respect to delinquency experience, loss and recovery experience, residual value loss experience, conversions of floating rate leases to fixed rate leases, and fleet management receivable billing experience, in each case for leases and fleet management receivables that are of the same type as allocated to the Lease SUBI (which is a special unit of beneficial interest in certain leases and vehicles) and the Fleet Receivable SUBI (which is a special unit of beneficial interest in certain fleet service receivables).

Delinquency Experience

The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of Vehicle Management Services' leases and fleet management receivables for the nine months ended September 30, 2002 and 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Nine Months Ended September 30,
	2002	2001
Percentage of billings delinquent (1)(2):
30-59 days	1.24%	1.41%
60 days or more	2.99%	2.91%

Total 30 or more days delinquent	4.23%	4.32%

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

Total delinquencies for the nine months ended September 30, 2002 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 60 days or more increased to 2.99% of total billings compared to 2.91% in the nine months ended September 30, 2001 due to the continuing effects of Chapter 11 bankruptcy filings of several customers and a lower level of billings partially offset by a decline in non-bankruptcy delinquent receivables of 60 days or more from the comparable period in 2001. Delinquencies of 30-59 days decreased to 1.24% in the nine months ended September 30, 2002 from 1.41% in the nine months ended September 30, 2001.

Loss and Recovery Experience

The following table sets forth loss and recovery data with respect to Vehicle Management Services' leases and fleet management receivables for the nine months ended September 30, 2002 and 2001. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Nine Months Ended September 30,
	2002	2001
Ending dollar amount of leases (1)	$3,350,347	$3,269,426
Total billings for period	1,652,148	1,787,491
Gross losses (2)	770	1,826
Recoveries (3)	22	(19)

Net losses	$792	$1,807

Net losses as percentage of ending dollar amount of leases	0.02%	0.06%
Net losses as percentage of total billings for period	0.05%	0.10%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)
Gross losses includes losses on fleet management receivables.
(3)
Recoveries are net of legal fees.

Net losses as a percentage of ending dollar amount of leases decreased from .06% for the nine months ended September 30, 2001 to .02% for the nine months ended September 30, 2002 due to lower losses from bankruptcies in 2002. Net losses as a percentage of total billings decreased from .10% for the nine months ended September 30, 2001 to .05% for the nine months ended September 30, 2002 due to lower losses from bankruptcies in 2002. Gross losses with respect to bankrupt obligors generally are not recognized by Vehicle Management Services until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations with respect to fleet management receivables. Losses are charged against previously established reserves. Reserve adequacy for the purposes of Vehicle Management Services' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the statement of income at that time.

Residual Value Loss Experience

The following table sets forth residual value performance data for Vehicle Management Services' closed-end leases for the nine months ended September 30, 2002 and 2001. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

	Nine Months Ended September 30,
	2002	2001
Total number of closed-end leases scheduled to terminate	3,445	5,416
Number of sold vehicles	3,099	4,356
Full termination ratio (1)	89.96%	80.43%
Total loss on sold vehicles (2)	$(101)	$(5,256)
Average loss per sold vehicles (3)	$(32)	$(1,207)
Loss as a percentage of stated residual values of
sold vehicles (4)	(0.35%)	(11.93%)

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

Total residual value losses decreased $5.2 million to $101 thousand and the total number of sold vehicles decreased 28.9%. The decrease in units sold is the result of a lower number of closed end leases scheduled to terminate and an increase in clients retaining vehicles beyond their original lease term. The average loss per vehicle returned and sold in the nine months ended September 30, 2002 decreased 97.3% from the comparable period in 2001 to $32 per unit. The decrease in residual value losses during 2002 is the result of establishing lower residual values at lease inception which was initiated in the beginning of 2000.

Conversions of Floating Rate Leases to Fixed Rate Leases

The following table sets forth data with respect to conversions of Vehicle Management Services' floating rate leases to fixed rate leases during the nine months ended September 30, 2002 and 2001.

	Nine Months Ended September 30,
	2002	2001
Dollar amount of conversions for period (1)	$4,862	$31,187
Ending dollar amount of leases	$3,350,347	$3,269,426
Conversions as a percentage of ending dollar amount of leases	0.15%	0.95%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

Total conversions of floating rate leases to fixed rate leases were approximately $4.9 million during the nine months ended September 30, 2002 compared with $31.2 million in the period ended September 30, 2001. Conversions of floating rate to fixed rate leases was lower for the nine months ended September 30, 2002 compared to the comparable period in 2001 due to continued low interest rates during the year.

Fleet Management Receivable Billing Experience

The following table sets forth data for Vehicle Management Services' aggregate billings of fleet management receivables for the nine months ended September 30, 2002 and 2001. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

	Nine Months Ended September 30,
	2002	2001
Aggregate billings	$660,064	$789,926
Average monthly billings	73,340	87,770
Maximum monthly billings	83,744	118,358
Minimum monthly billings	57,175	63,268

Aggregate fleet management receivable billings decreased to approximately $660.1 million during the nine months ended September 30, 2002 compared to approximately $789.9 million during the nine months ended September 30, 2001. The primary factor for this decrease was a decrease in billings relating to vehicles purchased directly for customers.

Characteristics of Leases Allocated to Lease SUBI

The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of September 19, 2002 (the last monthly reporting period cutoff date during the third quarter of 2002). All of the leases and vehicles owned by DLPT as of September 19, 2002 were allocated to the Lease SUBI. The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, which have an aggregate cost of $80,171,655 as of that date, because they are not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

Composition of Leases
Aggregate Unit Balance of Leases	$3,124,231,900.09
Number of Leases	209,578
Average Unit Balance	$14,907.25
Range of Unit Balances	$0.10 to $685,654.20
Aggregate Unit Balance of Open-End Leases	$3,015,890,095.64
Aggregate Unit Balance of Floating Rate Leases	$2,338,839,097.08
Aggregate Lease Balance of CP Rate Index Floating Rate leases	$2,282,298,989.11
Weighted Average Spread Over CP Rate	0.346%
Range of Spreads Over CP Rate	0.00% to 3.00%
Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other Than
CP Rate	$56,540,107.97
Aggregate Unit Balance of Fixed Rate Leases	$785,392,803.01
Weighted Average Fixed Rate	5.682%
Range of Fixed Rates	0.000% to 19.152%
Weighted Average Original Lease Term	62.73 months
Range of Original Lease Terms	6 to 132 months
Weighted Average Remaining Term	43.17 months
Range of Remaining Terms	0 to 120 months
Aggregate Unit Balance of Closed-End Leases	$108,341,804.45
Average Unit Balance of Closed-End Leases	$14,021.20
Range of Unit Balance of Closed-End Leases	$0.10 to $206,834.75
Average Stated Residual Value of Closed-End Leases	$8,927.30

Note:    Dollar amounts are in whole amounts

As of September 19, 2002, the aggregate lease balance of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $110,476,012. The aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $462,816,026 and the aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $794,629,898.

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

  •
  changes in general economic and business conditions and the impact thereof on the vehicle leasing business or the lessees of our vehicles;

  •
  the effects of changes in interest rates; and

  •
  changes in laws and regulations, including changes in accounting standards.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

        Not applicable

Item 4.    Controls and Procedures

(a)
Evaluation and Disclosure controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Raven Funding LLC, as settlor of the D. L. Peterson Trust, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating our company required to be included in our reports filed or submitted under the Exchange Act.

(b)
Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
See Exhibit Index
(b)	Reports on Form 8-K
On August 14, 2002, we filed a current report on Form 8-K to report under Item 5 the certification by our executives of our financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D. L. PETERSON TRUST
	By:	Raven Funding LLC, solely as settlor of the D. L. Peterson Trust

	By:	/s/ NEIL J. CASHEN Neil J. Cashen Chief Financial Officer

Date: November 13, 2002

I, George J. Kilroy, certify that:

  1)
  I have reviewed this quarterly report on Form 10-Q of D. L. Peterson Trust;

  2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: November 13, 2002

By:	/s/ GEORGE J. KILROY George J. Kilroy Chief Executive Officer and President Raven Funding LLC

I, Neil J. Cashen, certify that:

  1)
  I have reviewed this quarterly report on Form 10-Q of D. L. Peterson Trust;

  2)
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4)
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5)
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and
  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: November 13, 2002

By:	/s/ NEIL J. CASHEN Neil J. Cashen Chief Financial Officer Raven Funding LLC

Exhibit Index

Exhibit No.	Description
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
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K