Form 10-K
period 2002-12-31
PETERSON D L TRUST
filed 2003-03-10
CIK 1161344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002.
Commission File No. 333-40708-02

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / /    No /x/

D. L. Peterson Trust
TABLE OF CONTENTS

Item	Description	Page
	PART I
1	Business	3
2	Properties	4
3	Legal Proceedings	4
4	Submission of Matters to a Vote of Security Holders	4
	PART II
5	Market for the Registrant's Common Equity and Related Security Holder Matters	5
6	Selected Financial Data	5
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
7a	Quantitative and Qualitative Disclosure about Market Risk	12
8	Financial Statements and Supplementary Data	12
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12
	PART III
10	Directors and Executive Officers of the Registrant	12
11	Executive Compensation	12
12	Security Ownership of Certain Beneficial Owners and Management	12
13	Certain Relationships and Related Transactions	12
14	Controls and Procedures	13
	PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	13
	Signatures	14
	Certifications	15

D. L. PETERSON TRUST

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

PART I

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, the "Trust", "DLPT", "we", "our" or "us" means D. L. Peterson Trust, a Delaware statutory trust.

D. L. Peterson Trust ("DLPT") was originally established by PHH Vehicle Management Services, LLC ("VMS"), previously a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis") as a Maryland common law trust and was reconstituted on June 30, 1999 as a Delaware statutory trust. We were organized under Chapter 38 of the Delaware Statutory Trust Act and our trustees are VMS and Wilmington Trust Company. We were established to hold title to vehicles and to be the lessor in vehicle leases that are subject to various securitizations. We reduce the costs and administrative burden associated with securitizations by eliminating the time and expense of retitling vehicles upon transfers or assignments of ownership of the vehicles and security.

On March 1, 2001, Avis was acquired by PHH Corporation. As a result, VMS is now a wholly-owned subsidiary of PHH Corporation, which itself is a wholly-owned subsidiary of Cendant Corporation. All assets and liabilities were recorded by DLPT at fair value as of March 1, 2001. No significant adjustments were made by DLPT.

We issued a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI") and two certificates representing a special unit of beneficial interest in certain fleet management receivables (the "Fleet Receivable SUBI") to Raven Funding LLC ("Raven"). The Lease SUBI represents a beneficial ownership in the leases, vehicles and paid-in-advance vehicles owned by DLPT. One of the certificates representing an interest in the Fleet Receivable SUBI represents an amount up to $80 million (the "Fleet Receivable SUBI Certificate") and the other certificate representing an interest in the Fleet Receivable SUBI represents the amount of fleet management receivables in excess of $80 million (the "Excess Fleet Receivable SUBI Certificate"). We also issued to Raven a certificate (the "UTI Certificate") representing beneficial ownership in all of our assets not allocated to the Lease SUBI or the Fleet Receivable SUBI (the "UTI"). Raven transferred the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate to Chesapeake Funding LLC ("Chesapeake"). Raven retained the Excess Fleet Receivable SUBI Certificate and the UTI Certificate. As of December 31, 2002, no assets were assigned to the UTI Certificate.

Raven is a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is VMS. The business activities of Raven are limited primarily to acting as the successor settlor and our initial beneficiary. Chesapeake is a special purpose limited liability company organized under the laws of the State of Delaware. The sole common member of Chesapeake is Raven.

Chesapeake was formed for the purpose of issuing indebtedness and preferred membership interests and acquiring and holding the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate. VMS acts as servicer of the leases, vehicles and receivables which we own pursuant to a servicing agreement dated as of June 30, 1999 (the "Servicing Agreement"). VMS's servicing duties include, among other things, (i) contacting potential lessees, (ii) evaluating the creditworthiness of potential lessees, (iii) negotiating lease agreements, (iv) collecting and posting payments on our leases, fleet management receivables and other assets, (v) responding to inquiries of lessees, (vi) investigating and resolving delinquencies, (vii) sending payment statements and reporting tax information to lessees, (viii) disposing of returned vehicles, (ix) paying the costs of disposition of vehicles related to charged-off leases and vehicles rejected by the lessees, (x) administering to leases, (xi) amending payment due dates and making other modifications to the leases, (xii) approving vehicle repairs and (xiii) accounting for collections.

ITEM 2. PROPERTIES

We do not own or lease any real property.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

All of the equity interests issued by us are owned by Raven and Chesapeake. Accordingly, there is no public trading market for such equity interests.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,			Period from June 30, 1999 (date of reconstitution) through December 31,
	2002	2001	2000	1999
Results of Operations
Revenues:
Leasing revenue	$1,198,401	$1,211,127	$1,188,375	$565,096
Expenses:
Depreciation on leased vehicles	(1,046,244)	(997,027)	(937,419)	(458,549)
Payment of special unit of beneficial interest in leases (related party)	(152,157)	(214,100)	(250,956)	(106,547)
Total expenses	(1,198,401)	(1,211,127)	(1,188,375)	(565,096)

Net income	$—	$—	$—	$—

	As of December 31,
	2000	2001	2000	1999
Financial Position
Net investment in leases and leased vehicles:
Vehicles under operating leases	$3,399,899	$3,274,658	$3,109,747	$2,773,969
Investment in direct financing leases	59,603	103,474	137,644	129,188
Vehicles held for resale	26,034	35,788	23,210	23,529

Total assets	$3,485,536	$3,413,920	$3,270,601	$2,926,686

Liability under special unit of beneficial interest in leases (related party)	$3,485,536	$3,413,920	$3,270,601	$2,926,686

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our Business section and our Financial Statements and accompanying Notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts are in thousands.

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

We are a limited purpose Delaware statutory trust. Accordingly, our activities are limited to acquiring vehicles and fleet management receivables, originating leases and issuing certificates representing beneficial interests in our assets. VMS acts as the servicer of our vehicles, leases and receivables.

Leasing revenues for 2002 decreased by $12.7 million compared to 2001. Leasing revenues contain a depreciation component, an interest component and a monthly management fee component. The decrease in leasing revenue was attributable to a lower interest component, resulting from a decline in interest rates, partially offset by a higher depreciation component billed on leases. Depreciation expense for 2002 increased primarily as a result of original cost of leases billed and the number of leases billed. Payment of special unit of beneficial interest in leases (related party) for 2002, decreased due to lower interest rates billed on leases.

Leasing revenues for 2001 increased by $22.8 million compared to 2000. Leasing revenues contain a depreciation component, an interest component and a monthly management fee component. The increase in leasing revenue was the result of a higher depreciation component billed on leases, partially offset by a lower interest component. Depreciation expense for 2001 increased as a result of higher original cost of leases billed and an increase in number of leases billed. Payment on special unit of beneficial interest in leases (related party) for 2001, decreased due to lower interest rates billed on leases.

The principal source of our revenue is payments received on the leases originated by VMS. Set forth below is certain historical data with respect to delinquency experience, loss and recovery experience, residual value loss experience, conversions of floating rate leases to fixed rate leases, and fleet management receivable billing experience, in each case for leases and fleet management receivables that are of the same type as allocated to the Lease SUBI (which is a special unit of beneficial interest in certain leases and vehicles) and the Fleet Receivable SUBI (which is a special unit of beneficial interest in certain fleet management receivables).

Delinquency Experience

The following table sets forth delinquency experience data with respect to aggregate billings of lease payments for all of VMS' leases and fleet management receivables for the years ended December 31, 2002 through December 31, 1998. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Percentage of Billings Delinquent:(1)(2)
30-59 Days	1.13%	1.30%	1.08%	1.44%	1.44%
60 Days or More	2.96%	2.93%	1.89%	2.30%	2.96%

Total 30 or More Days Delinquent	4.09%	4.23%	2.97%	3.74%	4.40%

(1)
The period of delinquency is based on the number of days payments are contractually past due.
(2)
Represents an average of the ratios, expressed as a percentage, for each monthly billing period within the applicable period, of the aggregate billings for all leases and fleet management receivables that were delinquent for the applicable number of days as of the last day of that monthly billing period to the sum of the aggregate billings for all leases and fleet management receivables that were unpaid as of the last day of the preceding monthly billing period and the aggregate amount billed for all leases and fleet management receivables during that monthly period.

Total delinquencies for 2002 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 30-59 days decreased for 2002 to 1.13% from 1.30% for 2001. Delinquencies of 60 days or more increased to 2.96% of total billings in 2002 compared to 2.93% of total billings in 2001 due to the continuing effects of Chapter 11 bankruptcy filings of several customers and a lower level of billings partially offset by a decline in non-bankruptcy delinquent receivables of 60 days or more from the comparable period in 2001.

Loss and Recovery Experience

The following table sets forth loss and recovery experience data with respect to VMS' leases and fleet management receivables for the years ended December 31, 2002 through December 31, 1998. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Ending dollar amount of leases(1)	$3,485,536	$3,413,920	$3,270,601	$2,926,686	$2,846,065
Total Billings for Period	2,195,869	2,334,778	2,102,210	1,954,603	2,040,893
Gross Losses(2)	764	1,842	437	1,399	1,495
Recoveries(3)	(97)	(21)	(239)	(251)	(40)

Net Losses	$667	$1,821	$198	$1,148	$1,455

Net losses as percentage of ending dollar amount of leases	0.02%	0.05%	0.01%	0.04%	0.05%
Net losses as percentage of total billings for period	0.03%	0.08%	0.01%	0.06%	0.07%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)
Gross losses includes losses on fleet management receivables.
(3)
Recoveries are net of legal fees.

Net losses as a percentage of ending dollar amount of leases decreased to 0.02% in 2002 from 0.05% in 2001 due to lower losses from bankruptcies in 2002. Net losses as a percentage of total billings decreased from 0.08% for 2001 to 0.03% in 2002 for the same reason.

Gross losses in respect of bankrupt obligors generally are not recognized by VMS until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations in respect of fleet management receivables. Losses are charged against previously established reserves. Reserve adequacy for the purposes of VMS' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the income statement at that time.

Residual Value Loss Experience

The following table sets forth residual value loss experience data for VMS' closed-end leases for the years ended December 31, 2002 through December 31, 1998. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Total number of closed-end leases
Scheduled to terminate	3,738	5,828	4,420	3,295	3,655
Number of sold vehicles	3,521	5,000	4,350	3,657	3,966
Full termination ratio(1)	94.19%	85.79%	98.42%	110.99%	108.51%
Total loss on sold vehicles(2)	$(47)	$(5,796)	$(4,724)	$(2,470)	$(553)
Average loss per sold vehicles(3)	$(13)	$(1,159)	$(1,086)	$(675)	$(139)
Loss as a percentage of stated
residual values of sold vehicles(4)	(0.14%)	(11.58%)	(10.22%)	(6.72%)	(1.64%)

(1)
The ratio of the number of vehicles sold during the period to the number of vehicles scheduled to terminate during the period, expressed as a percentage.
(2)
Includes fees received and expenses incurred to dispose of vehicles and certain amounts received after the sale and disposition of the vehicles. Total loss does not include any effect from fair value adjustments resulting from purchase accounting.
(3)
Per vehicle dollar amounts are not in thousands.
(4)
Represents the ratio of total losses on vehicles sold during the period to the stated residual values of those vehicles, expressed as a percentage.

Total residual value losses decreased $5.7 million to $47 thousand for 2002 from $5.8 million for 2001 and the total number of vehicles sold decreased 29.6%. The decrease in units sold is the result of a lower number of closed-end leases terminating and an increase in clients retaining vehicles beyond their original lease term. The average loss per vehicle returned and sold decreased 98.9% to $13 per unit for 2002 from $1,159 per unit for 2001. The decrease in residual value losses during 2002 is the result of VMS establishing lower residual values at lease inception which was initiated in the beginning of 2000. Management believes that this more conservative approach to setting residual values initiated in the beginning of 2000 will continue to result in lower residual value losses then were experienced in 2000 and 2001 as the related vehicles come off lease in future years.

Conversions of Floating Rate Leases to Fixed Rate Leases

The following table sets forth data with respect to conversions of VMS' floating rate leases to fixed rate leases for the years ended December 31, 2002 through December 31, 1998.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Dollar amount of conversions for period(1)	$5,406	$38,027	$21,313	$28,850	$100,173
Ending dollar amount of leases(2)	3,485,536	3,413,920	3,270,601	2,926,686	2,846,065
Conversions as a percentage of ending dollar amount of leases	0.16%	1.11%	0.65%	0.98%	3.52%

(1)
Based on the sum of all principal amounts outstanding under the leases.
(2)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

Total conversions of floating rate leases to fixed rate leases were approximately $5.4 million for 2002 compared with $38 million for 2001. Conversions of floating rate to fixed rate leases were lower in 2002 compared to 2001 due to a continued decline in interest rates experienced during 2002. Management anticipates that if interest rates begin to rise, conversions of floating rate leases to fixed rate leases could exceed historical levels, but such event would have no impact on our ability to service our debt.

Fleet Management Receivable Billing Experience

The following table sets forth data for VMS' aggregate billings of fleet management receivables for the years ended December 31, 2002 through December 31, 1998. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Aggregate Billings	$910,973	$1,019,223	$819,474	$724,412	$822,757
Average Monthly Billings	75,914	84,935	68,290	60,368	68,563
Maximum Monthly Billings	91,612	118,358	77,612	68,753	79,346
Minimum Monthly Billings	57,175	63,268	58,052	51,277	60,182

Aggregate fleet management receivable billings decreased to $911 million for 2002 compared to $1 billion for 2001. The primary factor for this decrease was a decrease in billings relating to company-owned vehicles, which are purchased directly for customers.

Characteristics of Leases Allocated to Lease SUBI

The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of December 19, 2002 (the last Lease SUBI monthly reporting period cutoff date during the fiscal year). The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $174,160,541 as of that date because such vehicles were not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

Composition of Leases

Aggregate Unit Balance of Leases	$3,136,792,121.12
Number of Leases	210,961
Average Unit Balance	$14,869.06
Range of Unit Balances	$6.00 to $690,181.80
Aggregate Unit Balance of Open-End Leases	$3,043,807,390.01
Aggregate Unit Balance of Floating Rate Leases	$2,379,269,962.40
Aggregate Lease Balance of CP Rate Index Floating Rate Leases	$2,303,129,174.20
Weighted Average Spread Over CP Rate	0.342%
Range of Spreads Over CP Rate	0.00% to 3.00%
Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other Than CP Rate	$76,140,788.20
Aggregate Unit Balance of Fixed Rate Leases	$757,522,158.72
Weighted Average Fixed Rate	5.457%
Range of Fixed Rates	0.000% to 19.152%
Weighted Average Original Lease Term	62.73 months
Range of Original Lease Terms	6 to 132 months
Weighted Average Remaining Term	43.07 months
Range of Remaining Terms	0 to 119 months
Aggregate Unit Balance of Closed-End Leases	$92,984,731.11
Average Unit Balance of Closed-End Leases	$13,241.92
Range of Unit Balances of Closed-End Leases	$54.98 to $545,002.83
Average Stated Residual Value of Leased Vehicles	$8,498.64

Note:    Dollar amount are in whole amounts.

As of December 19, 2002, the aggregate lease balances of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $130,851,879, the aggregate lease balances of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $499,686,225 and the aggregate lease balances of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $805,412,088.

Recently Issued Accounting Pronouncements

Guarantees.    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. We will adopt these provisions on January 1, 2003. The disclosure provisions of this interpretation are effective for financial statements with annual periods ending after December 15, 2002. We have applied the disclosure provisions of this interpretation as of December 31, 2002, as required by this interpretation.

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

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information regarding ownership of the equity interests issued by us as of March 15, 2002:

Title of Class	Name and Address of Beneficial Owner	Percent of Class
1999-1A Sold SUBI Certificate	Chesapeake Funding LLC 307 International Circle Hunt Valley, Maryland 21030	100%
Class X 1999-1B Sold SUBI Certificates	Chesapeake Funding LLC 307 International Circle Hunt Valley, Maryland 21030	100%
Class Y 1999-1B Sold SUBI Certificates	Raven Funding LLC 307 International Circle Hunt Valley, Maryland 21030	100%
UTI Certificate	Raven Funding LLC 307 International Circle Hunt Valley, Maryland 21030	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

VMS acts as the servicer of the leases, vehicles and fleet management receivables owned by us pursuant to the Servicing Agreement described in Item 1 above. VMS is entitled to receive a servicing fee for its services under the Servicing Agreement equal to 0.215% per annum of the principal balance of the leases allocated to the Lease SUBI issued by us. The servicing fee is paid by Chesapeake to VMS.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.    The Chief Executive Officer and Chief Financial Officer of Raven, as settlor of the Trust, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Trust required to be included in our reports filed or submitted under the Exchange Act.

(b)    Changes in Internal Controls.    Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15 (a)(1) FINANCIAL STATEMENTS

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 15 (a)(3) EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

ITEM 15 (b) REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D. L. PETERSON TRUST
By: Raven Funding LLC, solely as settlor of the D. L. Peterson Trust
By:	/s/ Joseph W. Weikel Joseph W. Weikel Manager Date: March 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ George J. Kilroy (George J. Kilroy)	Manager, President and Chief Executive Officer—Raven Funding LLC	March 10, 2003
/s/ Neil J. Cashen (Neil J. Cashen)	Manager, Executive Vice President and Chief Financial Officer—Raven Funding LLC	March 10, 2003
/s/ Bradley J. Howatt (Bradley J. Howatt)	Chief Accounting Officer—Raven Funding LLC	March 10, 2003
/s/ Christopher T. Burt (Christopher T. Burt)	Manager—Raven Funding LLC	March 10, 2003
/s/ Bernard J. Angelo (Bernard J. Angelo)	Manager—Raven Funding LLC	March 10, 2003
/s/ Joseph W. Weikel (Joseph W. Weikel)	Manager—Raven Funding LLC	March 10, 2003
/s/ Duncan H. Cocroft (Duncan H. Cocroft)	Manager—Raven Funding LLC	March 10, 2003

CERTIFICATIONS

I, George J. Kilroy, certify that:

1)
I have reviewed this annual report on Form 10-K of D. L. Peterson Trust;

2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 10, 2003	By:	/s/ George J. Kilroy George J. Kilroy Chief Executive Officer and President Raven Funding LLC

I, Neil J. Cashen, certify that:

1)
I have reviewed this annual report on Form 10-K of D. L. Peterson Trust;

2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 10, 2003	By:	/s/ Neil J. Cashen Neil J. Cashen Chief Financial Officer Raven Funding LLC

INDEPENDENT AUDITORS' REPORT

To the Trustees of
D.L. Peterson Trust

We have audited the accompanying balance sheets of D.L. Peterson Trust (the "Trust"), an affiliate of PHH Vehicle Management Services LLC as of December 31, 2002 and 2001, and the related statements of operations and trust equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2002 and 2001, and the results of its operations for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared from the separate records maintained by the Trust and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Trust had been operated as an unaffiliated entity.

/s/ DELOITTE & TOUCHE LLP

Baltimore, Maryland
January 29, 2003

D. L. Peterson Trust
STATEMENTS OF OPERATIONS AND TRUST EQUITY
(in thousands)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Leasing revenue	$1,198,401	$1,211,127	$1,188,375
Expenses:
Depreciation on leased vehicles	(1,046,244)	(997,027)	(937,419)
Payment on special unit of beneficial interest in leases (related party)	(152,157)	(214,100)	(250,956)

Total expenses	(1,198,401)	(1,211,127)	(1,188,375)

Net income	$—	$—	$—

Trust equity, beginning of period	—	—	—

Trust equity, end of period	$—	$—	$—

See Notes to Financial Statements.

D. L. Peterson Trust
BALANCE SHEETS
(in thousands)

	As of December 31,
	2002	2001
Assets:
Net investment in leases and leased vehicles:
Vehicles under operating leases	$3,399,899	$3,274,658
Investment in direct financing leases	59,603	103,474
Vehicles held for sale	26,034	35,788

Total assets	$3,485,536	$3,413,920

Liabilities and trust equity
Liabilities
Liability under special unit of beneficial interest leases (related party)	$3,485,536	$3,413,920

Total liabilities	3,485,536	3,413,920
Trust equity	—	—

Total liabilities and trust equity	$3,485,536	$3,413,920

See Notes to Financial Statements.

D. L. Peterson Trust
NOTES TO FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in thousands)

1.    Summary of Significant Accounting Policies

  Basis of Presentation—D. L. Peterson Trust ("DLPT") was originally established by PHH Vehicle Management Services, LLC ("VMS"), previously a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis") as a Maryland common law trust and was reconstituted on June 30, 1999 as a Delaware statutory trust. DLPT is organized under Chapter 38 of the Delaware Statutory Trust Act and its trustees are VMS and Wilmington Trust Company. DLPT was established to hold title to vehicles and to be the lessor in vehicle leases that are subject to various securitizations. DLPT reduces the costs and administrative burden associated with securitizations by eliminating the time and expense of retitling vehicles upon transfers or assignments of ownership of the vehicles and security.

  On March 1, 2001, Avis was acquired by PHH Corporation. As a result VMS is now a wholly-owned subsidiary of PHH Corporation, which itself is a wholly-owned subsidiary of Cendant Corporation. All assets and liabilities were recorded by DLPT at fair value as of March 1, 2001. No significant adjustments were made by DLPT.

  DLPT issued a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI") and two certificates representing a special unit of beneficial interest in certain fleet management receivables (the "Fleet Receivable SUBI") to Raven Funding LLC ("Raven"). The Lease SUBI represents a beneficial ownership in the leases, vehicles and paid-in-advance vehicles owned by DLPT. One of the certificates representing an interest in the Fleet Receivable SUBI represents an amount up to $80 million (the "Fleet Receivable SUBI Certificate") and the other certificate representing an interest in the Fleet Receivable SUBI represents the amount of fleet service receivables in excess of $80 million (the "Excess Fleet Receivable SUBI Certificate"). DLPT also issued to Raven a certificate (the "UTI Certificate") representing beneficial ownership in all assets of DLPT not allocated to the Lease SUBI or the Fleet Receivable SUBI (the "UTI"). Raven transferred the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate to Chesapeake Funding LLC ("Chesapeake"). Raven retained the Excess Fleet Receivable SUBI Certificate and the UTI Certificate. As of December 31, 2002, no assets were assigned to the UTI Certificate.

  Raven is a special purpose limited liability company established under the laws of the State of Delaware. The sole member of Raven is VMS. The business activities of Raven are limited primarily to acting as the successor settlor and initial beneficiary of DLPT. Chesapeake is a special purpose limited liability company organized under the laws of the State of Delaware. The sole common member of Chesapeake is Raven.

  Chesapeake was formed for the purpose of issuing indebtedness and preferred membership interests and acquiring and holding the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate. VMS acts as servicer of the assets held by DLPT including the assets allocated to the Lease SUBI and the Fleet Receivable SUBI. In its role as servicer, VMS will maintain all property, equipment and employees required to perform said servicing activities.

  In presenting the financial statements, management makes estimates and assumptions that affect the amount reported and related disclosures. Estimates by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

  Cash and Cash Equivalents—All transactions of DLPT are considered non-cash activities, and accordingly no statement of cash flows is presented in the accompanying financial statements. VMS contributed to DLPT a net investment in leases and leased vehicles of $400 million in 2000,

  $143 million in 2001, and $72 million in 2002 originated by DLPT and subsequently assigned to Raven.

  Revenue Recognition and Depreciation—The leased assets owned by DLPT are leased under three standard arrangements: open-end operating leases, closed-end operating leases, and open-end finance leases (direct financing leases). These leases are accounted for in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Each lease is classified as either an operating lease or direct financing lease. DLPT recognizes management fee income monthly on the lease units based on either a percentage of original cost or a fixed monthly fee.

  Fair Value of Financial Instruments—The fair value of net investments in leases and leased vehicles, which consists primarily of direct financing and operating leases, and the Lease SUBI approximate their carrying value as the underlying leases and Lease SUBI having floating interest rate provisions, requiring monthly adjustments based on market rates.

  DLPT records the cost of the leased vehicle as an investment in leases and leased vehicles. Vehicles are depreciated using the straight-line method over the expected lease term. Amounts charged to the lessees for interest are generally calculated on a floating rate basis and can vary month to month in accordance with changes in the floating rate index. Amounts charged to lessees for interest can also be based on a fixed rate that would remain constant for the life of the lease. See Note 4—Net Investment in Leases and Leased Vehicles for detailed information regarding each leasing arrangement offered by DLPT.

  Income Taxes—DLPT is not an entity subject to federal or state income taxes. Accordingly, no taxes are provided on its income as it is passed through to the holders of beneficial interests in DLPT.

  Long Lived Assets—Long-lived assets are comprised primarily of net investment in leased assets. Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether any impairment exists, pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets. During the years ended December 31, 2002, 2001, and 2000, DLPT did not incur any impairment losses.

  Vehicles Held for Sale—Vehicles held for sale represent vehicles which have come off lease under the open-end agreement. These vehicles will be sold on behalf of the client and are carried at their current book value. Any gain or loss realized on the disposition of the vehicle will be passed through to the client subject to the 16% guarantee. See Note 4—Net Investment in Leases and Leased Vehicles for detailed information regarding the residual guarantee made by DLPT.

  Recently Issued Accounting Pronouncements

  Guarantees.    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Such interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002. DLPT will adopt these provisions on January 1, 2003. The disclosure provisions of this interpretation are effective for financial statements with annual periods ending after December 15, 2002. DLPT have applied the disclosure provisions of this interpretation as of December 31, 2002, as required by this interpretation.

  Impairment or Disposal of Long-Lived Assets.    On January 1, 2002, DLPT adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supersedes SFAS

  No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposals of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. There was no impact on the Trust's financial statements as a result of the adoption of this standard.

2.    SPECIAL UNIT OF BENEFICIAL INTEREST IN FLEET RECEIVABLES

  The Fleet Receivable SUBI Certificate represents the beneficial interest in all of the fleet receivables initially acquired by Raven and contributed to Chesapeake. The fleet receivables include customer payment obligations arising from fuel card programs, vehicle maintenance charges, company-owned billings (billings for vehicles that are not leased by DLPT) and accident management services. DLPT issued the Fleet Receivable SUBI Certificate and the Excess Fleet Receivable SUBI Certificate to Raven. The Fleet Receivable SUBI Certificate is capped at $80 million. The remaining accounts receivable balance is represented by the Excess Fleet Receivable SUBI Certificate.

  As of December 31, 2002 and 2001, accounts receivable consisted of the following:

	2002	2001
Accounts receivable balance	$109,833	$146,584
Allowance for doubtful accounts	(9,800)	(7,359)

	100,033	139,225
Assignments under Fleet Receivable SUBI	(80,000)	(80,000)
Assignments under Excess Fleet Receivable SUBI	(20,033)	(59,225)

	$—	$—

  An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on historical experience and other factors affecting collectibility.

3.    SPECIAL UNIT OF BENEFICIAL INTEREST IN LEASES (RELATED PARTY)

  The Lease SUBI Certificate represents a beneficial interest in the leases, vehicles subject to those leases and paid-in advance vehicles (collectively "SUBI Assets"). The Lease SUBI Certificate was issued by DLPT to Raven and then transferred by Raven to Chesapeake. In accordance with the provisions of SFAS No. 13, obligations under the Lease SUBI Certificate are reflected as borrowings in the accompanying balance sheet, and distributions under the Lease SUBI Certificate are reflected as payment on special unit of beneficial interest in leases (related party) in the accompanying statements of operations and trust equity. The payment on special unit of beneficial interest in leases (related party) is equal to the leasing revenue billed to lease customers less the depreciation on leased vehicles. Leasing revenue also includes management fees billed to lease customers. The payment on special unit of beneficial interest in leases (related party) is required to be distributed to Raven monthly.

4.    NET INVESTMENT IN LEASES AND LEASED VEHICLES

  DLPT primarily offers three leasing arrangements to its customers. These arrangements are:

    Open-end Operating Leases—Under these leases, the minimum lease term is 12 months with a month to month renewal thereafter. In addition, resale of the vehicles upon termination of the lease is for the account of the lessee except for a minimum residual value, which is guaranteed by DLPT and represents 16% of the original cost of the unit for the first 24 months of the lease and then 16% of fair market value of the unit at inception of the month to month renewal thereafter. The guarantee is adjusted for any excess wear and tear or any excess mileage.

    At December 31, 2002 and 2001, the original cost and accumulated depreciation of vehicles under these leases was:

	2002	2001
Original cost(*)	$6,348,112	$6,058,499
Accumulated depreciation	(3,058,639)	(2,926,838)

	$3,289,473	$3,131,661

    Closed-end Operating Leases—Under these leases, the minimum lease term is 18 months or longer; however, 24 and 36 month lease terms are the most prevalent. These leases are cancelable under certain conditions. The residual values for the closed-end leases are included in vehicles under operating leases on the Balance Sheets. Residual value estimates are made utilizing third party estimates and VMS's expertise. Sale of the vehicles upon termination is for the account of the lessor.

    At December 31, 2002 and 2001, the original cost and accumulated depreciation of vehicles under these leases was:

	2002	2001
Original cost(*)	$169,470	$209,020
Accumulated depreciation	(59,044)	(66,023)

	$110,426	$142,997

(*)
Original cost for open-end and closed-end operating leases includes $177,441 of paid-in-advance vehicles, which represents disbursements for vehicles that have not yet been transferred to the investment in leases and leased vehicles balance. These vehicles will become eligible leases under the Lease SUBI when they are delivered to the ultimate customer. Paid-in-advance balances are allocated to open-end operating, closed-end operating and open-end direct financing leases on DLPT's Balance Sheets.

    Open-end Direct Financing Leases—These leases qualify as direct financing leases under SFAS No. 13 because the structure of the applicable lease agreement meets the present value criteria described therein. Under these leases, the minimum lease term is 12 months with a month-to-month renewal thereafter. In addition, resale of the vehicles upon termination of the lease is for the account of the lessee and the lessee guarantees that the lessor will receive the full residual value of the vehicle upon lease termination which ensures that the lessor will recover at least 90% of its investment in the vehicle even for leases having only a 12 month term.

  Under the open-end operating and direct financing lease arrangements the minimum lease term is 12 months. The client can elect to renew the lease on a month-to-month basis or cancel the lease.    At December 31, 2002, future minimum lease payments to be received on DLPT's operating and finance leases are as follows. Future minimum lease payments do not include amounts representing interest as such interest components are charged at variable rates which reset monthly.

	Operating Leases	Financing Leases	Total
2003	$1,171,226	$25,285	$1,196,511
2004	967,879	20,048	987,927
2005	685,017	11,438	696,455
2006	337,737	2,674	340,411
2007	123,784	158	123,942
Thereafter	140,290	—	140,290

Total	$3,425,933	$59,603	$3,485,536

  At December 31, 2002 and 2001 the net investment in leases and leased vehicles consisted of the following:

	December 31,
	2002	2001
Vehicles under open-end operating leases	$6,348,112	$6,058,499
Vehicles under closed-end operating leases	169,470	209,020
Vehicles held for sale	26,034	35,788

	6,543,616	6,303,307
Less accumulated depreciation	(3,117,683)	(2,992,861)

	3,425,933	3,310,446
Gross receivables under direct financing leases	65,926	114,452
Unearned income	(6,323)	(10,978)

Total	$3,485,536	$3,413,920

  Leasing revenue consisted of:

	December 31,
	2002	2001	2000
Operating Leases	$1,160,772	$1,178,859	$1,157,534
Direct financing leases (primarily interest)	37,629	32,268	30,841

	$1,198,401	$1,211,127	$1,188,375

5.    RELATED PARTY TRANSACTIONS

  Rebates received from certain motor companies related to the acquisition of vehicles are retained by VMS and therefore, not recorded in DLPT's financial statements. Additionally, VMS provides various services at no charge to DLPT, including all administrative support services, accounting, management and required personnel to conduct its business.

6.    COMMITMENTS AND CONTINGENCIES

  The open-end operating lease agreements include a provision to limit the liability of the lessee. The lessee is liable to pay us any deficiency when the sale proceeds are less than the vehicle's book value. However, pursuant to the liability limitation provision, the lessee will not be liable for the portion of the deficiency that represents the amount by which the sale proceeds are less than 16% of the capitalized cost (if the vehicle is sold beginning in the thirteenth through the twenty-fourth month of the lease term) or 16% of the immediately prior month's fair market value (if the vehicle is sold after the twenty-fourth month in the lease term). The Trust has historically not incurred any loss as a result of this provision of the open-end operating lease agreement.

*******

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee, and Wilmington Trust Company, as Delaware Trustee. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2000 (File No. 333-40708-02).
3.2	Origination Trust Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Raven Funding LLC and PHH Vehicle Management Services, LLC, as Servicer. Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed with the Securties and Exchange Commission on June 30, 2000 (File No. 333-40708).
4.1	Sold SUBI Supplement 1999-1A to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee. Incorporated by reference to Exhibit 10.2 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708-02).
4.2	Amendment No. 1, dated as of October 28, 1999, to the Sold SUBI Supplement 1999-1A to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee. Incorporated by reference to Exhibit 10.3 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708-02).
4.3	Sold SUBI Supplement 1999-1B to the Origination Trust Agreement, dated as of June 30, 1999 among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee. Incorporated by reference to Exhibit 10.4 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708-02).
10.1	Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Raven Funding LLC and PHH Vehicle Management Services, LLC, as Servicer. Incorporated by reference to Exhibit 10.5 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708-02).
10.2	Sold SUBI Supplement 1999-1 to the Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Wilmington Trust Company, as SUBI Trustee, Raven Funding LLC and PHH Vehicle Management Services, LLC. Incorporated by reference to Exhibit 10.6 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708-02).
10.3	Amendment No. 1, dated as of October 28, 1999, to the Sold SUBI Supplement 1999-1 to the Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Wilmington Trust Company, as SUBI Trustee, Raven Funding LLC and PHH Vehicle Management Services, LLC. Incorporated by reference to Exhibit 10.7 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 19, 2001 (File No. 333-40708-02).

G-1

10.4	Guarantee of PHH Corporation dated as of October 25, 2001. Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.
10.5	Guarantee of Avis Rent-A-Car, Inc. dated October 28, 1999. Incorporated by reference to Exhibit 10.16 to the Company's Amendment to its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 10, 2001 (File No. 333-40708-02).
10.6	Asset Sale Agreement, dated as of June 30, 1999, among PHH Vehicle Management Services, LLC, PHH Personal Lease Corporation and Raven Funding LLC. Incorporated by reference to Exhibit 10.17 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708-02).
10.7	Receivable Purchase Agreement, dated as of June 30, 1999, by and between Raven Funding LLC and PHH Vehicle Management Services, LLC. Incorporated by reference to Exhibit 10.18 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708-02).
10.8	Contribution Agreement, dated as of June 30, 1999, between Raven Funding and D.L. Peterson Trust. Incorporated by reference to Exhibit 10.19 to the Amendment to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 26, 2001 (File No. 333-40708-02).
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

G-2

QuickLinks

D. L. Peterson Trust TABLE OF CONTENTS
D. L. PETERSON TRUST
PART I
PART II
Delinquency Experience
Loss and Recovery Experience
Residual Value Loss Experience
Conversions of Floating Rate Leases to Fixed Rate Leases
Fleet Management Receivable Billing Experience
Characteristics of Leases Allocated to Lease SUBI
Composition of Leases
PART III
PART IV
SIGNATURES
CERTIFICATIONS
INDEX TO FINANCIAL STATEMENTS
D. L. Peterson Trust STATEMENTS OF OPERATIONS AND TRUST EQUITY (in thousands)
D. L. Peterson Trust BALANCE SHEETS (in thousands)
D. L. Peterson Trust NOTES TO FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in thousands)
EXHIBIT INDEX