Form 10-Q
period 2003-03-31
PETERSON D L TRUST
filed 2003-05-14
CIK 1161344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

D. L. Peterson Trust
Index

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Condensed Statements of Operations and Trust Equity for the three months ended March 31, 2003 and 2002	3
	Condensed Balance Sheets as of March 31, 2003 and December 31, 2002	4
	Notes to Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	11
Item 4.	Controls and Procedures	12
PART II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	12
	Signatures	13
	Certifications	14

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

Statements preceded by, followed by, or that otherwise include the words "believes", "expects", "anticipates", "intends", "project", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

D. L. Peterson Trust
CONDENSED STATEMENTS OF OPERATIONS AND TRUST EQUITY
(In thousands)

	Three Months Ended March 31,
	2003	2002
Revenue:
Leasing revenue	$298,894	$292,507

Expenses:
Depreciation on leased vehicles	264,869	255,198
Interest on special unit of beneficial interest in leases—related party	34,025	37,309

Total expenses	298,894	292,507

Net income	$—	$—

Trust equity, beginning of period	—	—

Trust equity, end of period	$—	$—

See Notes to Condensed Financial Statements.

D. L. Peterson Trust
CONDENSED BALANCE SHEETS
(In thousands)

	March 31, 2003	December 31, 2002
Assets:
Net investment in leases and leased vehicles:
Vehicles under operating leases	$3,371,769	$3,399,899
Investment in direct financing leases	59,259	59,603
Vehicles held for sale	8,557	26,034

Total Assets	$3,439,585	$3,485,536

Liabilities and Trust Equity:
Liabilities
Liability under special unit of beneficial interest leases-related party	$3,439,585	$3,485,536

Total liabilities	3,439,585	3,485,536
Trust Equity	—	—

Total Liabilities and Trust Equity	$3,439,585	$3,485,536

See Notes to Condensed Financial Statements.

D. L. Peterson Trust
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in thousands)

1.    Summary of Significant Accounting Policies

  Basis of Presentation

D. L. Peterson Trust ("DLPT") was originally established by PHH Vehicle Management Services, LLC ("VMS"), a wholly-owned subsidiary of PHH Corporation, which itself is a wholly-owned subsidiary of Cendant Corporation, as a Maryland common law trust and was reconstituted on June 30, 1999 as a Delaware statutory trust. DLPT is organized under Chapter 38 of the Delaware Statutory Trust Act and its trustees are VMS and Wilmington Trust Company. DLPT was established to hold title to vehicles and to be the lessor in vehicle leases that are subject to various securitizations. DLPT reduces the costs and administrative burden associated with securitizations by eliminating the time and expense of retitling vehicles upon transfers or assignments of ownership of the vehicles and security.

DLPT issued a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI") and two certificates representing a special unit of beneficial interest in certain fleet management receivables (the "Fleet Receivable SUBI") to Raven Funding LLC ("Raven"). The Lease SUBI represents a beneficial ownership in the leases, vehicles and paid-in-advance vehicles owned by DLPT. One of the certificates representing an interest in the Fleet Receivable SUBI represents an amount up to $80 million (the "Fleet Receivable SUBI Certificate") and the other certificate representing an interest in the Fleet Receivable SUBI represents the amount of fleet service receivables in excess of $80 million (the "Excess Fleet Receivable SUBI Certificate"). DLPT also issued to Raven a certificate (the "UTI Certificate") representing beneficial ownership in all assets of DLPT not allocated to the Lease SUBI or the Fleet Receivable SUBI (the "UTI"). Raven transferred the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate to Chesapeake Funding LLC ("Chesapeake"). Raven retained the Excess Fleet Receivable SUBI Certificate and the UTI Certificate. As of March 31, 2003, no assets were assigned to the UTI Certificate.

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

The condensed financial statements should be read in conjunction with DLPT's annual report on Form 10-K filed on March 10, 2003.

  Change in Accounting Policy

On January 1, 2003, DLPT adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to DLPT's results of operations or financial position.

* * * * *

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2002 Annual Report on Form 10-K filed with the Commission on March 10, 2003. Unless otherwise noted, all dollar amounts are in thousands.

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

Leasing revenues increased by $6,387 thousand for first quarter 2003 compared to the same period in 2002. Leasing revenues contain a depreciation component, an interest component and a monthly management fee component. The increase in leasing revenue was attributable to a higher depreciation component billed on leases partially offset by a lower interest component, resulting from a decline in interest rates. Depreciation expense for 2003 increased $9,671 thousand primarily as a result of original cost of leases billed and the number of leases billed. Payment of special unit of beneficial interest in leases (related party) for 2003, decreased $3,284 thousand due to lower interest rates billed on leases offset by higher depreciation billed on leases.

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

Delinquency Experience

The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of VMS' leases and fleet management receivables for first quarter 2003 and 2002. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Three Months Ended March 31,
	2003	2002
Percentage of Billings Delinquent (1)(2):
30-59 Days	0.48%	1.83%
60 Days or More	2.83%	3.03%

Total 30 or More Days Delinquent	3.31%	4.86%

(1)
The period of delinquency is based on the number of days payments are contractually past due.
(2)
Represents an average of the ratios, expressed as a percentage, for each monthly billing period within the applicable period of the aggregate billings for all leases and all fleet management receivables that were delinquent for the applicable number of days as of the last day of that monthly billing period to the sum of the aggregate billings for all leases and fleet management receivables that were unpaid as of the last day of the preceding monthly billing period and the aggregate amount billed for all leases and fleet management receivables during that monthly period.

Total delinquencies for first quarter 2003 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 30-59 days decreased for first quarter 2003 to 0.48% from 1.83% for first quarter 2002. This decrease was the result of collection efforts which resulted in a 73.6% decrease in 30-59 days delinquences. Delinquencies of 60 days or more for first quarter 2003 decreased to 2.83% of total billings from 3.03% for first quarter 2002. While delinquencies continue to be impacted by the continuing effects of Chapter 11 bankruptcy filings of several customers, non-bankruptcy delinquent receivables of 60 days or more declined for the comparable period. Management is not aware of any factors which would negatively impact delinquencies for 2003 beyond historical levels.

Loss and Recovery Experience

The following table sets forth loss and recovery data with respect to VMS' leases and fleet management receivables for first quarter 2003 and 2002. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Three Months Ended March 31,
	2003	2002
Ending dollar amount of leases (1)	$3,439,585	$3,410,761
Total billings for period	565,987	531,194
Gross losses (2)	93	69
Recoveries (3)	8	(3)

Net losses	$101	$66

Net losses as a percentage of ending dollar amount of leases	0.00%	0.00%
Net losses as a percentage of total billings for period	0.02%	0.01%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)
Gross losses includes losses on fleet management receivables.
(3)
Recoveries are net of legal fees.

Net losses as a percentage of ending dollar amount of leases remained the same for first quarter 2003 compared to first quarter 2002. Net losses as a percentage of total billings increased from .01% for first quarter, 2002 to .02% for first quarter 2003 due to higher losses from bankruptcies in the first quarter of 2003.

Gross losses with respect to bankrupt obligors generally are not recognized by VMS until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations with respect to fleet management receivables. Losses are charged against previously established reserves. Reserve adequacy for the purposes of VMS' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the income statement at that time.

Residual Value Loss Experience

The following table sets forth residual value loss performance data for VMS' closed-end leases for first quarter 2003 and 2002. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

	Three Months Ended March 31,
	2003	2002
Total number of closed-end leases scheduled to terminate	1,391	1,566
Number of sold vehicles	1,034	789
Full termination ratio (1)	74.34%	50.38%
Total loss on sold vehicles (2)	$(151)	$(85)
Average loss per sold vehicles (3)	$(146)	$(107)
Loss as a percentage of stated residual values of sold vehicles (4)	(1.71%)	(1.16%)

(1)
The ratio of the number of vehicles sold during the period to the number of vehicles scheduled to terminate during the period, expressed as a percentage.
(2)
Includes fees received and expenses incurred to dispose of vehicles and certain amounts received after the sale and disposition of the vehicles. Total does not include any effect from fair value adjustments resulting from purchases accounting.
(3)
Per vehicle dollar amounts are not in thousands.
(4)
Represents the ratio of total losses on vehicles sold during the period to the stated residual values of those vehicles, expressed as a percentage.

Total residual value losses increased $66 thousand to $151 thousand and the total number of sold vehicles increased 31.1%. The increase in units sold resulted from clients retaining vehicles beyond their original lease term in 2002 which were sold in first quarter 2003. The average loss per vehicle returned and sold in first quarter 2003 increased 36.4% from the comparable period in 2002 to $146 per unit.

Conversions of Floating Rate Leases to Fixed Rate Leases

The following table sets forth data with respect to conversions of VMS' floating rate leases to fixed rate leases during first quarter 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
Dollar amount of conversions for period (1)	$—	$1,797
Ending dollar amount of leases (2)	3,439,585	3,410,761
Conversions as a percentage of ending dollar amount of leases	0.00%	0.05%

(1)
Based on the sum of all principal amounts outstanding under the leases.
(2)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

There were no conversions of floating rate leases to fixed rate leases during first quarter 2003 compared with $1.8 million in first quarter 2002.

Fleet Management Receivable Billing Experience

The following table sets forth data for VMS' aggregate billings of fleet management receivables for first quarter 2003 and 2002. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

	Three Months Ended March 31,
	2003	2002
Aggregate billings	$247,251	$210,438
Average monthly billings	82,417	70,146
Maximum monthly billings	86,592	79,812
Minimum monthly billings	79,235	57,175

Aggregate fleet management receivable billings increased to approximately $247.3 million during first quarter 2003 compared to approximately $210.4 million during first quarter 2002. The primary factor for this increase was higher service card billings resulting from an increase in fuel and maintenance billings.

Characteristics of Leases Allocated to Lease SUBI

The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of March 20, 2003 (the last Lease SUBI monthly reporting period cutoff date during the period). The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $114,289,485 as of that date because such vehicles were not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

Composition of Leases
Aggregate Unit Balance of Leases	$3,180,943,323.47
Number of Leases	212,921
Average Unit Balance	$14,939.55
Range of Unit Balances	$3.74 to $667,974.72
Aggregate Unit Balance of Open-End Leases	$3,077,379,435.29
Aggregate Unit Balance of Floating Rate Leases	$2,440,784,285.75
Aggregate Lease Balance of CP Rate Index Floating Rate Leases	$2,348,385,003.91
Weighted Average Spread Over CP Rate	0.335%
Range of Spreads Over CP Rate	0.00% to 3.00%
Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other Than
CP Rate	$92,399,281.84
Aggregate Unit Balance of Fixed Rate Leases	$740,159,037.72
Weighted Average Fixed Rate	5.271%
Range of Fixed Rates	0.00% to 20.668%
Weighted Average Original Lease Term	62.43 months
Range of Original Lease Terms	6 to 132 months
Weighted Average Remaining Term	42.82 months
Range of Remaining Terms	0 to 118 months
Aggregate Unit Balance of Closed-End Leases	$103,563,888.18
Average Unit Balance of Closed-End Leases	$13,929.24
Range of Unit Balance of Closed-End Leases	$109.30 to $523,851.86
Average Stated Residual Value of Closed-End Leases	$8,364.70

Note:    Dollar amounts are in whole amounts

As of March 20, 2003, the aggregate lease balance of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $136,340,336. The aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $517,268,639 and the aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $835,852,996.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        Not applicable

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Raven Funding LLC, as settlor of the D. L. Peterson Trust, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to DLPT required to be included in our reports filed or submitted under the Exchange Act.

(b)
Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
See Exhibit Index
(b)	Reports on Form 8-K
None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D. L. PETERSON TRUST
	By:	Raven Funding LLC, solely as settlor of the D. L. Peterson Trust

	By:	/s/ NEIL J. CASHEN Neil J. Cashen Chief Financial Officer (Principal Financial Officer and duly authorized officer of Raven Funding LLC)

Date: May 14, 2003

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

  3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: May 14, 2003

By:	/s/ GEORGE J. KILROY George J. Kilroy Chief Executive Officer Raven Funding LLC

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

  3)
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6)
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: May 14, 2003

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
99	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS