Form 10-Q
period 2003-06-30
PETERSON D L TRUST
filed 2003-08-13
CIK 1161344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2003
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

D. L. Peterson Trust

Index

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Condensed Statements of Operations and Trust Equity for the three and six months ended June 30, 2003 and 2002	3
	Condensed Balance Sheets as of June 30, 2003 and December 31, 2002	4
	Notes to Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12
PART II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	12
	Signatures	13

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

Statements preceded by, followed by, or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

  •
  changes in general economic and business conditions and the impact thereof on the vehicle leasing business or the lessees of our vehicles; and
  •
  changes in laws and regulations or the applications thereof, including changes in accounting standards or other laws that impact our business.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

D. L. Peterson Trust
CONDENSED STATEMENTS OF OPERATIONS AND TRUST EQUITY
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Leasing revenue	$299,243	$305,786	$598,137	$598,293

Expenses:
Depreciation on leased vehicles	267,900	264,642	532,769	519,840
Interest on special unit of beneficial interest in leases—related party	31,343	41,144	65,368	78,453

Total expenses	299,243	305,786	598,137	598,293

Net income	$—	$—	$—	$—

Trust equity, beginning of period	—	—	—	—

Trust equity, end of period	$—	$—	$—	$—

See Notes to Condensed Financial Statements.

D. L. Peterson Trust
CONDENSED BALANCE SHEETS
(In thousands)

	June 30, 2003	December 31, 2002
Assets:
Net investment in leases and leased vehicles:
Vehicles under operating leases	$3,340,528	$3,399,899
Investment in direct financing leases	59,251	59,603
Vehicles held for resale	8,696	26,034

Total assets	$3,408,475	$3,485,536

Liabilities and trust equity:
Liabilities
Liability under special unit of beneficial interest leases—related party	$3,408,475	$3,485,536

Total liabilities	3,408,475	3,485,536
Trust equity	—	—

Total liabilities and trust equity	$3,408,475	$3,485,536

See Notes to Condensed Financial Statements.

D. L. Peterson Trust
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in thousands)

1.     Summary of Significant Accounting Policies

Basis of Presentation
D. L. Peterson Trust ("DLPT") was originally established by PHH Vehicle Management Services, LLC ("VMS"), an indirect wholly-owned subsidiary of PHH Corporation, which itself is an indirect wholly-owned subsidiary of Cendant Corporation, as a Maryland common law trust and was reconstituted on June 30, 1999 as a Delaware statutory trust. DLPT is organized under Chapter 38 of the Delaware Statutory Trust Act and its trustees are VMS and Wilmington Trust Company. DLPT was established to hold title to vehicles and to be the lessor in vehicle leases that are subject to various securitizations. DLPT reduces the costs and administrative burden associated with securitizations by eliminating the time and expense of retitling vehicles upon transfers or assignments of ownership of the vehicles and security.

DLPT issued a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI") and two certificates representing a special unit of beneficial interest in certain fleet management receivables (the "Fleet Receivable SUBI") to Raven Funding LLC ("Raven"). The Lease SUBI represents a beneficial ownership in the leases, vehicles and paid-in-advance vehicles owned by DLPT. One of the certificates representing an interest in the Fleet Receivable SUBI represents an amount up to $120 million (the "Fleet Receivable SUBI Certificate") and the other certificate representing an interest in the Fleet Receivable SUBI represents the amount of fleet service receivables in excess of $120 million (the "Excess Fleet Receivable SUBI Certificate"). DLPT also issued to Raven a certificate (the "UTI Certificate") representing beneficial ownership in all assets of DLPT not allocated to the Lease SUBI or the Fleet Receivable SUBI (the "UTI"). Raven transferred the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate to Chesapeake Funding LLC ("Chesapeake"). Raven retained the Excess Fleet Receivable SUBI Certificate and the UTI Certificate. As of June 30, 2003, no assets were assigned to the UTI Certificate.

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

Chesapeake was formed for the purpose of issuing indebtedness, issuing preferred membership interests and acquiring and holding the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate. VMS acts as servicer of the assets held by DLPT including the assets allocated to the Lease SUBI and the Fleet Receivable SUBI. In its role as servicer, VMS will maintain all property, equipment and employees required to perform said servicing activities.

In presenting the financial statements, management makes estimates and assumptions that affect the amount reported and related disclosures. Estimates by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

All transactions of DLPT are considered non-cash activities, and accordingly no statement of cash flows is presented in the accompanying unaudited Condensed Financial Statements.

The unaudited Condensed Financial Statements should be read in conjunction with DLPT's annual report on Form 10-K filed on March 10, 2003.

Change in Accounting Policy
On January 1, 2003, DLPT adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to DLPT's results of operations or financial position.

*****

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2002 Annual Report on Form 10-K filed with the Commission on March 10, 2003. Unless otherwise noted, all dollar amounts are in thousands.

We are a limited purpose Delaware statutory trust. Accordingly, our activities are limited to acquiring vehicles and fleet management receivables, originating leases and issuing certificates representing beneficial interests in our assets. VMS acts as the servicer of our vehicles, leases and receivables.

Leasing revenues for the three and six months ended June 30, 2003 decreased by $6,543 and $156, respectively, compared to the same periods in 2002. Leasing revenues contain a depreciation component, an interest component and a monthly management fee component. The decrease in leasing revenue was attributable to a lower interest component, resulting from a decline in interest rates partially offset by a higher depreciation component billed on leases. Depreciation expense for the three and six months ended June 30, 2003 increased $3,258 and $12,929, respectively, primarily as a result of increases in the original cost of leases billed and the number of leases billed. Interest on special unit of beneficial interest in leases—related party for the three and six months ended June 30, 2003 decreased $9,801 and $13,085, respectively, due to lower interest rates billed on leases offset by higher depreciation billed on leases.

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

Delinquency Experience

The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of VMS' leases and fleet management receivables for the six months ended June 30, 2003 and 2002. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Six Months Ended June 30,
	2003	2002
Percentage of Billings Delinquent (1)(2):
30-59 Days	0.42%	1.33%
60 Days or More	2.80%	2.91%

Total 30 or More Days Delinquent	3.22%	4.24%

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

Total delinquencies for the six months ended June 30, 2003 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 30-59 days decreased for the six months ended June 30, 2003 to 0.42% from 1.33% for the six months ended June 30, 2002 due to successful collection efforts. Delinquencies of 60 days or more for the six months ended June 30, 2003 decreased slightly to 2.80% of total billings from 2.91% for the six months ended June 30, 2002. Management is not aware of any factors which would negatively impact delinquencies for 2003 beyond historical levels.

Loss and Recovery Experience

The following table sets forth loss and recovery data with respect to VMS' leases and fleet management receivables for the six months ended June 30, 2003 and 2002. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Six Months Ended June 30,
	2003	2002
Ending dollar amount of leases (1)	$3,408,475	$3,457,089
Total billings for period	1,132,760	1,080,649
Gross losses (2)	134	152
Recoveries (3)	16	17

Net losses	$150	$169

Net losses as a percentage of ending dollar amount of leases	0.00%	0.00%
Net losses as a percentage of total billings for period	0.01%	0.02%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)
Gross losses includes losses on fleet management receivables.
(3)
Recoveries are net of legal fees.

Net losses as a percentage of ending dollar amount of leases remained the same for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Net losses as a percentage of total billings decreased from .02% for the six months ended June 30, 2002 to .01% for the comparable period in 2003 due to lower losses from bankruptcies during the six months ended June 30, 2003.

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

Residual Value Loss Experience

The following table sets forth residual value loss performance data for VMS' closed-end leases for the six months ended June 30, 2003 and 2002. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

	Six Months Ended June 30,
	2003	2002
Total number of closed-end leases scheduled to terminate	2,228	2,930
Number of sold vehicles	2,496	1,968
Full termination ratio (1)	112.03%	67.17%
Total loss on sold vehicles (2)	$(650)	$(190)
Average loss per sold vehicles (3)	$(260)	$(97)
Loss as a percentage of stated residual values of sold vehicles (4)	(3.09)%	(1.05)%

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

Total residual value losses increased $460 to $650 and the total number of sold vehicles increased by 26.8%. The increase in units sold resulted from clients retaining vehicles beyond their original lease term in 2002 which were then sold in 2003. The average loss per vehicle returned and sold in the six months ended June 30, 2003 increased to $260 per unit in 2003 from $97 per unit in 2002 due to lower used car values resulting from higher volumes of used cars available in the market.

Conversions of Floating Rate Leases to Fixed Rate Leases

The following table sets forth data with respect to conversions of VMS' floating rate leases to fixed rate leases during the six months ended June 30, 2003 and 2002.

	Six Months Ended June 30,
	2003	2002
Dollar amount of conversions for period (1)	$—	$4,862
Ending dollar amount of leases (2)	3,408,475	3,457,089
Conversions as a percentage of ending dollar amount of leases	0.00%	0.14%

(1)
Based on the sum of all principal amounts outstanding under the leases.
(2)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

There were no conversions of floating rate leases to fixed rate leases during the six months ended June 30, 2003 compared with $4.9 million for the comparable period in 2002. Management believes that the lack of conversions in 2003 is due to the clients perception that floating rates will remain at, or decline from, current levels.

Fleet Management Receivable Billing Experience

The following table sets forth data for VMS' aggregate billings of fleet management receivables for the six months ended June 30, 2003 and 2002. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

	Six Months Ended June 30,
	2003	2002
Aggregate billings	$495,837	$436,639
Average monthly billings	82,639	72,773
Maximum monthly billings	91,955	83,744
Minimum monthly billings	79,235	57,175

Aggregate fleet management receivable billings increased to approximately $495.8 million during the six months ended June 30, 2003 compared to approximately $436.6 million during the comparable period in 2002. The primary factor for this increase was higher service card billings resulting from an increase in fuel and maintenance billings.

Characteristics of Leases Allocated to Lease SUBI

The following tables contain certain statistical information relating to the leases allocated to the Lease SUBI as of June 19, 2003 (the last Lease SUBI monthly reporting period cutoff date during the second quarter of 2003). The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $107,670,415 as of that date because such vehicles were not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

Composition of Leases
Aggregate unit balance of leases	$3,190,993,272.03
Number of leases	211,925
Average unit balance	$15,057.18
Range of unit balances	$3.58 to $777,807.16
Aggregate unit balance of open-end leases	$3,084,593,581.44
Aggregate unit balance of floating rate leases	$2,466,922,559.73
Aggregate lease balance of CP rate index floating rate leases	$2,359,706,182.84
Weighted average spread over CP rate	0.336%
Range of spreads over CP rate	0.00% to 3.00%
Aggregate unit balance of floating rate leases indexed to floating rates other than CP rate	$107,216,376.89
Aggregate unit balance of fixed rate leases	$724,070,712.30
Weighted average fixed rate	5.037%
Range of fixed rates	0.00% to 20.668%
Weighted average original lease term	62.02
Range of original lease terms	12 to 132 months
Weighted average remaining term	42.40
Range of remaining terms	0 to 119 months
Aggregate unit balance of closed-end leases	$106,399,690.59
Average unit balance of closed-end leases	$16,462.90
Range of unit balance of closed-end leases	$188.19 to $502,258.05
Average stated residual value of closed-end leases	$9,099.82

Note: Dollar amounts are in whole amounts

As of June 19, 2003, the aggregate lease balance of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $137,803,704. The aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $521,134,555 and the aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $833,142,124.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

Not applicable

Item 4.  Controls and Procedures

(a)
Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)
Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2003

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
10.1
Amendment No. 1, dated as of June 18, 2003, to the Amended and Restated Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as Initial Beneficiary and Settlor, PHH Vehicle Management Services, LLC, as UTI Trustee, and Wilmington Trust Company, as Delaware Trustee (incorporated by reference to the Registration Statement on Form S-3 (File no. 333-103678-01) filed with the Securities and Exchange Commission on August 1, 2003).
10.2
Amendment No. 1, dated as of June 18, 2003, to Sold SUBI Supplement 1999-1B to Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as Settlor and Initial Beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee (incorporated by reference to the Registration Statement on Form S-3 (File no. 333-103678-01) filed with the Securities and Exchange Commission on August 1, 2003).
10.3
Guaranty, dated as of June 18, 2003, made by D.L. Peterson Trust in favor of JPMorgan Chase Bank, as indenture trustee, for Chesapeake Funding LLC (incorporated by reference to the Registration Statement on Form S-3 (File no. 333-103678-01) filed with the Securities and Exchange Commission on August 1, 2003).
10.4
Security Agreement, dated as of June 18, 2003, between D.L. Peterson Trust and JPMorgan Chase Bank, as Indenture Trustee, for Chesapeake Funding LLC (incorporated by reference to the Registration Statement on Form S-3 (File no. 333-103678-01) filed with the Securities and Exchange Commission on August 1, 2003).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

D. L. Peterson Trust
Index
FORWARD-LOOKING STATEMENTS
D. L. Peterson Trust CONDENSED STATEMENTS OF OPERATIONS AND TRUST EQUITY (In thousands)
D. L. Peterson Trust CONDENSED BALANCE SHEETS (In thousands)
D. L. Peterson Trust NOTES TO CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in thousands)
SIGNATURES
Exhibit Index