Form 10-Q
period 2003-09-30
PETERSON D L TRUST
filed 2003-11-13
CIK 1161344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

D. L. Peterson Trust

Index

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Condensed Statements of Operations and Trust Equity for the Three and Nine Months Ended September 30, 2003 and 2002	2
	Condensed Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Notes to Condensed Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	10
PART II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	11
	Signatures	12

FORWARD-LOOKING STATEMENTS

        Forward-looking statements in our public filings or other public statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "will", "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in such forward-looking statements:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

D. L. Peterson Trust
CONDENSED STATEMENTS OF OPERATIONS AND TRUST EQUITY
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Leasing revenue	$296,353	$299,530	$894,490	$897,823

Expenses:
Depreciation on leased vehicles	266,215	261,606	798,984	781,446
Interest on special unit of beneficial interest in leases—related party	30,138	37,924	95,506	116,377

Total expenses	296,353	299,530	894,490	897,823

Net income	$—	$—	$—	$—

Trust equity, beginning of period	—	—	—	—

Trust equity, end of period	$—	$—	$—	$—

See Notes to Condensed Financial Statements.

D. L. Peterson Trust
CONDENSED BALANCE SHEETS
(In thousands)

	September 30, 2003	December 31, 2002
Assets:
Net investment in leases and leased vehicles:
Vehicles under operating leases	$3,267,260	$3,399,899
Investment in direct financing leases	54,087	59,603
Vehicles held for resale	2,523	26,034

Total assets	$3,323,870	$3,485,536

Liabilities and trust equity:
Liabilities
Liability under special unit of beneficial interest leases—related party	$3,323,870	$3,485,536

Total liabilities	3,323,870	3,485,536
Trust equity	—	—

Total liabilities and trust equity	$3,323,870	$3,485,536

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

        DLPT issued a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI") and two certificates representing a special unit of beneficial interest in certain fleet management receivables (the "Fleet Receivable SUBI") to Raven Funding LLC ("Raven"). The Lease SUBI represents a beneficial ownership in the leases, vehicles and paid-in-advance vehicles owned by DLPT. One of the certificates representing an interest in the Fleet Receivable SUBI represents an amount up to $120 million (the "Fleet Receivable SUBI Certificate") and the other certificate representing an interest in the Fleet Receivable SUBI represents the amount of fleet service receivables in excess of $120 million (the "Excess Fleet Receivable SUBI Certificate"). DLPT also issued to Raven a certificate (the "UTI Certificate") representing beneficial ownership in all assets of DLPT not allocated to the Lease SUBI or the Fleet Receivable SUBI (the "UTI"). Raven transferred the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate to Chesapeake Funding LLC ("Chesapeake"). Raven retained the Excess Fleet Receivable SUBI Certificate and the UTI Certificate. As of September 30, 2003, no assets were assigned to the UTI Certificate.

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

        Chesapeake was formed for the purpose of issuing indebtedness, issuing preferred membership interests and acquiring and holding the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate. VMS acts as servicer of the assets held by DLPT including the assets allocated to the Lease SUBI and the Fleet Receivable SUBI. In its role as servicer, VMS will maintain all property, equipment and employees required to perform the servicing activities.

        In management's opinion the accompanying unaudited Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates.

        All transactions of DLPT are considered non-cash activities, and accordingly no statement of cash flows is presented in the accompanying unaudited Condensed Financial Statements.

        The Condensed Financial Statements should be read in conjunction with DLPT's 2002 annual report on Form 10-K filed on March 10, 2003.

  Change in Accounting Policy

        Guarantees.    On January 1, 2003, DLPT adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to DLPT's results of operations or financial position.

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

        Leasing revenues for the three and nine months ended September 30, 2003 decreased by $3,177 and $3,333, respectively, compared to the comparable periods in 2002. Leasing revenues contain a depreciation component, an interest component and a monthly management fee component. The decrease in leasing revenue was attributable to a lower interest component, resulting from a decline in interest rates partially offset by a higher depreciation component billed on leases. Depreciation expense for the three and nine months ended September 30, 2003 increased $4,609 and $17,538, respectively, primarily as a result of increases in the original cost of leases billed and the number of leases billed. Interest on special unit of beneficial interest in leases—related party for the three and nine months ended September 30, 2003 decreased $7,786 and $20,871, respectively, due to lower interest rates billed on leases offset by higher depreciation billed on leases.

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

        In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. We do not believe the estimates and assumptions that we are required to make are particularly subjective or complex and as such we do not believe that any change in these estimates or assumptions would have a material impact on our results of operations or financial condition.

  Change in Accounting Policy

        Guarantees.    On January 1, 2003, we adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of any guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to our results of operations or financial position.

Delinquency Experience

        The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of VMS' leases and fleet management receivables for the nine months ended September 30, 2003 and 2002.

These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Nine Months Ended September 30,
	2003	2002
Percentage of Billings Delinquent (1)(2):
30-59 Days	0.53%	1.24%
60 Days or More	2.85%	2.99%

Total 30 or More Days Delinquent	3.38%	4.23%

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

        Total delinquencies for the nine months ended September 30, 2003 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 30-59 days decreased due to successful collection efforts and a reduction in the number of new bankruptcies. Management is not aware of any factors, which would negatively impact delinquencies for the remainder of 2003 beyond historical levels.

Loss and Recovery Experience

        The following table sets forth loss and recovery data with respect to VMS' leases and fleet management receivables for the nine months ended September 30, 2003 and 2002. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Nine Months Ended September 30,
	2003	2002
Ending dollar amount of leases (1)	$3,323,870	$3,350,347
Total billings for period	1,675,416	1,625,148
Gross losses (2)	134	770
Recoveries (3)	42	22

Net losses	$176	$792

Net losses as a percentage of ending dollar amount of leases	0.01%	0.02%
Net losses as a percentage of total billings for period	0.01%	0.05%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

(2)
Gross losses includes losses on fleet management receivables.
(3)
Recoveries are net of legal fees.

        Net losses as a percentage of total billings decreased during the nine months ended September 30, 2003 as compared to the comparable period in 2002 due to lower losses from bankruptcies.

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

Residual Value Loss Experience

        The following table sets forth residual value loss performance data for VMS' closed-end leases for the nine months ended September 30, 2003 and 2002. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

	Nine Months Ended September 30,
	2003	2002
Total number of closed-end leases scheduled to terminate	2,778	3,445
Number of sold vehicles	3,006	3,099
Full termination ratio (1)	108.21%	89.96%
Total loss on sold vehicles (2)	$(704)	$(101)
Average loss per sold vehicles (3)	$(234)	$(32)
Loss as a percentage of stated residual values of sold vehicles (4)	(2.72%)	(0.35%)

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

        Total residual value losses increased $603 during the nine months ended September 30, 2003 as compared to the comparable period in 2002 and the total number of sold vehicles decreased by 3% due to lower used car values resulting from higher volumes of used cars available in the market. The average loss per vehicle returned and sold increased $202 per unit for the same reason.

Conversions of Floating Rate Leases to Fixed Rate Leases

        The following table sets forth data with respect to conversions of VMS' floating rate leases to fixed rate leases during the nine months ended September 30, 2003 and 2002.

	Nine Months Ended September 30,
	2003	2002
Dollar amount of conversions for period (1)	$304	$4,862
Ending dollar amount of leases (2)	3,323,870	3,350,347
Conversions as a percentage of ending dollar amount of leases	0.01%	0.15%

(1)
Based on the sum of all principal amounts outstanding under the leases.
(2)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

        Conversion of floating rate leases to fixed rate leases are at the discretion of the client. Management believes that the lack of conversions in the nine months ended September 30, 2003 is due to the clients' perception that floating rates will remain at, or decline from, current levels.

Fleet Management Receivable Billing Experience

        The following table sets forth data for VMS' aggregate billings of fleet management receivables for the nine months ended September 30, 2003 and 2002. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

	Nine Months Ended September 30,
	2003	2002
Aggregate billings	$723,582	$660,064
Average monthly billings	80,398	73,340
Maximum monthly billings	91,955	83,744
Minimum monthly billings	70,145	57,175

        Aggregate fleet management receivable billings increased $63.5 million in the nine months ended September 30, 2003 from the comparable period in 2002 primarily due to an increase in fuel and maintenance billings.

Characteristics of Leases Allocated to Lease SUBI

        The following tables contain certain statistical information relating to the leases allocated to the Lease SUBI as of September 18, 2003 (the last Lease SUBI monthly reporting period cutoff date during the third quarter of 2003). The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $74,307,492 as of that date because such vehicles were not yet subject to a lease.

For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

Composition of Leases
Aggregate unit balance of leases	$3,080,788,048.56
Number of leases	208,696
Average unit balance	$14,762.08
Range of unit balances	$2.52 to $757,699.72
Aggregate unit balance of open-end leases	$2,986,762,936.14
Aggregate unit balance of floating rate leases	$2,376,115,855.45
Aggregate lease balance of CP rate index floating rate leases	$2,260,126,036.67
Weighted average spread over CP rate	0.335%
Range of spreads over CP rate	0.00% to 3.00%
Aggregate unit balance of floating rate leases indexedd to floating rates other tha CP rate	$115,989,818.78
Aggregate unit balance of fixed rate leases	$704,672,193.11
Weighted average fixed rate	4.709%
Range of fixed rates	0.00% to 41.47%
Weighted average original lease term	62.33
Range of original lease terms	12 to 132 months
Weighted average remaining term	41.71
Range of remaining terms	0 to 119 months
Aggregate unit balance of closed-end leases	$94,025,112.42
Average unit balance of closed-end leases	$16,205.64
Range of unit balance of closed-end leases	$623.60 to $480,213.89
Average stated residual value of closed-end leases	$8,987.74

Note: Dollar amounts are in whole amounts

        As of September 18, 2003, the aggregate lease balance of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $130,244,170. The aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $498,914,386 and the aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $800,420,756.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

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

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits See Exhibit Index.
(b)	Reports on Form 8-K None.

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

Date: November 13, 2003

Exhibit Index

Exhibit No.	Description
3.1
Amended and Restated Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC as UTI Trustee, and Wilmington Trust Company, as Delaware Trustee (incorporated by reference to the Registration Statement on Form S-1 (File no. 333-40708) filed with the Securities and Exchange Commission on June 30, 2000).
3.2
Amendment No. 1, dated as of June 18, 2003, to the Amended and Restated Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as Initial Beneficiary and Settlor, PHH Vehicle Management Services, LLC, as UTI Trustee, and Wilmington Trust Company, as Delaware Trustee (incorporated by reference to the Registration Statement on Form S-1 (File no. 333-103678-01) filed with the Securities and Exchange Commission on August 1, 2003).
3.3
Origination Trust Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Raven Funding LLC and PHH Vehicle Management Services, LLC, as Servicer (incorporated by reference to the Registration Statement on Form S-1 (File no. 333-40708) filed with the Securities and Exchange Commission on June 30, 2000).
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
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
D. L. Peterson Trust CONDENSED STATEMENTS OF OPERATIONS AND TRUST EQUITY (In thousands)
D. L. Peterson Trust CONDENSED BALANCE SHEETS (In thousands)
D. L. Peterson Trust NOTES TO CONDENSED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index