Form 10-K
period 2003-12-31
PETERSON D L TRUST
filed 2004-03-10
CIK 1161344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NO. 333-40708-02

D. L. PETERSON TRUST
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-3499573 (I.R.S. Employer Identification Number)
940 RIDGEBROOK ROAD SPARKS, MARYLAND (Address of principal executive office)	21152 (Zip Code)
(410) 771-1900 (Registrant's telephone number, including area code) SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐          No ☒

D. L. Peterson Trust

TABLE OF CONTENTS

Item	Description	Page
	PART I
1	Business	2
2	Properties	3
3	Legal Proceedings	3
4	Submission of Matters to a Vote of Security Holders	3
	PART II
5	Market for the Registrant's Common Equity and Related Security Holder Matters	4
6	Selected Financial Data	4
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	5
7A	Quantitative and Qualitative Disclosure about Market Risk	10
8	Financial Statements and Supplementary Data	10
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10
9A	Controls and Procedures	10
	PART III
10	Directors and Executive Officers of the Registrant	10
11	Executive Compensation	10
12	Security Ownership of Certain Beneficial Owners and Management	11
13	Certain Relationships and Related Transactions	11
14	Principal Accounting Fees and Services	11
	PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	11
	Signatures	12

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

D. L. Peterson Trust was originally established by PHH Vehicle Management Services, LLC ("VMS"), previously a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis") as a Maryland common law trust and was reconstituted on June 30, 1999 as a Delaware statutory trust. We were organized under Chapter 38 of the Delaware Statutory Trust Act and our trustees are VMS and Wilmington Trust Company. We were established to hold title to vehicles and to be the lessor in vehicle leases that are subject to various securitizations. We reduce the costs and administrative burden associated with securitizations by eliminating the time and expense of retitling vehicles upon transfers or assignments of ownership of the vehicles and security.

On March 1, 2001, Avis was acquired by PHH Corporation. As a result, VMS is now a wholly-owned subsidiary of PHH Corporation, which itself is a wholly-owned subsidiary of Cendant Corporation ("Cendant"). All assets and liabilities were recorded by DLPT at fair value as of March 1, 2001. No significant adjustments were made by DLPT.

We issued a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI") and two certificates representing a special unit of beneficial interest in certain fleet management receivables (the "Fleet Receivable SUBI") to Raven Funding LLC ("Raven"). The Lease SUBI represents a beneficial ownership in the leases, vehicles and paid-in-advance vehicles owned by DLPT. One of the certificates representing an interest in the Fleet Receivable SUBI represents an amount up to $120 million (the "Fleet Receivable SUBI Certificate") and the other certificate representing an interest in the Fleet Receivable SUBI represents the amount of fleet management receivables in excess of $120 million (the "Excess Fleet Receivable SUBI Certificate"). We also issued to Raven a certificate (the "UTI Certificate") representing beneficial ownership in all of our assets not allocated to the Lease SUBI or the Fleet Receivable SUBI (the "UTI"). Raven transferred the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate to Chesapeake Funding LLC (formerly known as Greyhound Funding LLC) ("Chesapeake"). Raven retained the Excess Fleet Receivable SUBI Certificate and the UTI Certificate. As of December 31, 2003, no assets were assigned to the UTI Certificate.

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

Chesapeake was formed for the purpose of issuing indebtedness, issuing preferred membership interests, and acquiring and holding the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate.

The Lease SUBI Certificate and the Fleet Receivable SUBI Certificate held by Chesapeake represent an indirect beneficial ownership interest in the leases and vehicles allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI. In order to protect against the risk that certain liens of third-party creditors of ours or others in the assets allocated to the Lease SUBI and the Fleet Receivable SUBI could take priority over Chesapeake's interests and those of its indenture trustee in these assets, we have issued a guaranty in favor of the indenture trustee for the benefit of the Chesapeake noteholders and the holders of Chesapeake's preferred membership interests. The guaranty guarantees the payment of the full amount payable to or for the benefit of the Chesapeake noteholders of each series of its notes, and the payment of dividends on, and the redemption price of, each series of its preferred membership interests. The guaranty is secured by a first priority security interest in all of the vehicles and other assets allocated to the Lease SUBI and the Fleet Receivable SUBI held by us from time to time.

VMS acts as servicer of the leases, vehicles and receivables which we own pursuant to a Servicing Agreement, dated as of June 30, 1999 (the "Servicing Agreement"). VMS's servicing duties include, among other things, (i) contacting potential lessees, (ii) evaluating the creditworthiness of potential lessees, (iii) negotiating lease agreements, (iv) collecting and posting payments on our leases, fleet management receivables and other assets, (v) responding to inquiries of lessees, (vi) investigating and resolving delinquencies, (vii) sending payment statements and reporting tax information to lessees, (viii) disposing of returned vehicles, (ix) paying the costs of disposition of vehicles related to charged-off leases and vehicles rejected by the lessees, (x) administering to leases, (xi) amending payment due dates and making other modifications to the leases, (xii) approving vehicle repairs, and (xiii) accounting for collections.

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

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below as of December 31, 2003, 2002, 2001, 2000 and 1999 and for the years ended December 31, 2003, 2002, 2001 and 2000 and the period from June 30, 1999 (date of reconstitution) through December 31, 1999 have been taken from and should be read in conjunction with our audited financial statements.

	Year Ended December 31,				Period from June 30, 1999 (date of reconstitution) through December 31,
	2003	2002	2001	2000	1999
Results of Operations:
Revenues:
Leasing revenue	$1,191,489	$1,198,401	$1,211,127	$1,188,375	$565,096
Expenses:
Depreciation on leased vehicles	(1,066,107)	(1,046,244)	(997,027)	(937,419)	(458,549)
Payment of special unit of beneficial interest in leases (related party)	(125,382)	(152,157)	(214,100)	(250,956)	(106,547)

Total Expenses	(1,191,489)	(1,198,401)	(1,211,127)	(1,188,375)	(565,096)

Net income	$—	$—	$—	$—	$—

	As of December 31,
	2003	2002	2001	2000	1999
Financial Position:
Net investment in leases and leased vehicles:
Vehicles under operating leases	$3,288,314	$3,399,899	$3,274,658	$3,109,747	$2,773,969
Investment in direct financing leases	55,565	59,603	103,474	137,644	129,188
Vehicles held for resale	13,100	26,034	35,788	23,210	23,529

Total Assets	$3,356,979	$3,485,536	$3,413,920	$3,270,601	$2,926,686

Liability under special unit of beneficial interest in leases (related party)	$3,356,979	$3,485,536	$3,413,920	$3,270,601	$2,926,686

In presenting the financial data above in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Estimates by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.

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

Leasing revenues for 2003 decreased by $6.9 million compared to 2002. Leasing revenues contain a depreciation component, an interest component and a monthly management fee component. The decrease in leasing revenue was attributable to a lower interest component, resulting from a decline in interest rates, partially offset by a higher depreciation component billed on leases. Depreciation expense for 2003 increased primarily as a result of a decrease in the average original lease term. Payment of special unit of beneficial interest in leases (related party) for 2003, decreased due to lower interest rates billed on leases.

Leasing revenues for 2002 decreased by $12.7 million compared to 2001. Leasing revenues contain a depreciation component, an interest component and a monthly management fee component. The decrease in leasing revenue was attributable to a lower interest component, resulting from a decline in interest rates, partially offset by a higher depreciation component billed on leases. Depreciation expense for 2002 increased primarily as a result of higher original cost of leases billed and a higher number of leases billed in 2002. Payment of special unit of beneficial interest in leases (related party) for 2002, decreased due to lower interest rates billed on leases.

The principal source of our revenue is payments received on the leases originated by VMS. Set forth below is certain historical data with respect to delinquency experience, loss and recovery experience, residual value loss experience, conversions of floating rate leases to fixed rate leases, and fleet management billing experience, in each case for leases and fleet management receivables that are of the same type as allocated to the Lease SUBI and the Fleet Receivable SUBI.

Delinquency Experience

The following table sets forth delinquency experience data with respect to aggregate billings of lease payments for all of VMS' leases and fleet management receivables for the years ended December 31, 1999 through December 31, 2003. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Percentage of billings delinquent (1)(2):
30-59 days	0.47%	1.13%	1.30%	1.08%	1.44%
60 days or more	2.78%	2.96%	2.93%	1.89%	2.30%

Total 30 or more days delinquent	3.25%	4.09%	4.23%	2.97%	3.74%

(1)
The period of delinquency is based on the number of days payments are contractually past due.
(2)
Represents an average of the ratios, expressed as a percentage, for each monthly billing period within the applicable period, of the aggregate billings for all leases and fleet management receivables that were delinquent for the applicable number of days as of the last day of that monthly billing period to the sum of the aggregate billings for all leases and fleet management receivables that were unpaid as of the last day of the preceding monthly billing period and the aggregate amount billed for all leases and fleet management receivables during that monthly billing period.

Total delinquencies for 2003 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 30-59 days decreased for 2003 to 0.47% from 1.13% for 2002. Delinquencies of 60 days or more decreased to 2.78% of total billings in 2003 compared to 2.96% of total billings in 2002. Each of these decreases is due to successful collection efforts and a reduced number of new bankruptcies during 2003. Management is not aware of any factors, which would negatively impact delinquencies in 2004 beyond historical levels.

Loss and Recovery Experience

The following table sets forth loss and recovery experience data with respect to VMS' leases and fleet management receivables for the years ended December 31, 1999 through December 31, 2003. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Ending dollar amount of leases (1)	$3,356,979	$3,485,536	$3,413,920	$3,270,601	$2,926,686

Total billings for period	$2,246,874	$2,195,869	$2,334,778	$2,102,210	$1,954,603

Gross losses (2)	155	764	1,842	437	1,399
Recoveries (3)	61	(97)	(21)	(239)	(251)

Net losses	$216	$667	$1,821	$198	$1,148

Net losses as percentage of ending dollar amount of leases	0.01%	0.02%	0.05%	0.01%	0.04%
Net losses as percentage of total billings for period	0.01%	0.03%	0.08%	0.01%	0.06%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)
Gross losses includes losses on fleet management receivables.
(3)
Recoveries are net of legal fees.

Net losses as a percentage of ending dollar amount of leases decreased to 0.01% in 2003 from 0.02% in 2002 due to lower losses from bankruptcies in 2003. Net losses as a percentage of total billings decreased from 0.03% for 2002 to 0.01% in 2003 for the same reason.

Gross losses with respect to bankrupt obligors generally are not recognized by VMS until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations in respect of fleet management receivables. Losses are charged against previously established reserves. Reserve adequacy for the purposes of VMS' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the income statement at that time. The principal amount outstanding under all leases where the related vehicle was repossessed was immaterial for each of the last five years.

Residual Value Loss Experience

The following table sets forth residual value loss experience data for VMS' closed-end leases for the years ended December 31, 1999 through December 31, 2003. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Total number of closed-end leases scheduled to terminate	2,935	3,738	5,828	4,420	3,295
Number of sold vehicles	3,303	3,521	5,000	4,350	3,657
Full termination ratio (1)	112.54%	94.19%	85.79%	98.42%	110.99%
Total loss on sold vehicles (2)	$(390)	$(47)	$(5,796)	$(4,724)	$(2,470)
Average loss per sold vehicles (3)	$(118)	$(13)	$(1,159)	$(1,086)	$(675)
Loss as a percentage of stated residual values of sold vehicles (4)	(1.40%)	(0.14%)	(11.58%)	(10.22%)	(6.72%)

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

Total residual value losses increased $343 to $390 for 2003 from $47 for 2002 and the total number of vehicles sold decreased 6.2%. The average loss per vehicle sold increased to $118 per unit for 2003 from $13 per unit for 2002. The increase in residual value losses during 2003 is due to lower used car values resulting from higher volumes of used cars available in the used car marketplace.

Conversions of Floating Rate Leases to Fixed Rate Leases

The following table sets forth data with respect to conversions of VMS' floating rate leases to fixed rate leases for the years ended December 31, 1999 through December 31, 2003.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Dollar amount of conversions for period (1)	$304	$5,406	$38,027	$21,313	$28,850
Ending dollar amount of leases (2)	3,356,979	3,485,536	3,413,920	3,270,601	2,926,686
Conversions as a percentage of ending dollar amount of leases	0.01%	0.16%	1.11%	0.65%	0.98%

(1)
Based on the sum of all principal amounts outstanding under the leases.
(2)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

Total conversions of floating rate leases to fixed rate leases were approximately $304 for 2003 compared with $5.4 million for 2002. Conversions of floating rate to fixed rate leases were lower in 2003 compared to 2002 due to a continued decline in interest rates experienced during 2003. Management anticipates that if interest rates begin to rise, conversions of floating rate leases to fixed rate leases could exceed historical levels, but such event would have no impact on our ability to service our debt.

Fleet Management Receivable Billing Experience

The following table sets forth data for VMS' aggregate billings of fleet management receivables for the years ended December 31, 1999 through December 31, 2003. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Aggregate billings	$977,485	$910,973	$1,019,223	$819,474	$724,412
Average monthly billings	81,457	75,914	84,935	68,290	60,368
Maximum monthly billings	93,540	91,612	118,358	77,612	68,753
Minimum monthly billings	70,145	57,175	63,268	58,052	51,277

Aggregate fleet management receivable billings increased to $977 million for 2003 compared to $911 million for 2002. The primary factor for this increase was an increase in fuel and maintenance billings partially offset by a decrease in billings for company-owned vehicles, which are purchased directly for customers.

Characteristics of Leases Allocated to Lease SUBI

The following table contains certain statistical information relating to the leases allocated to the Lease SUBI as of December 18, 2003 (the last Lease SUBI monthly reporting period cutoff date during the fiscal year). The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $144.9 million as of that date because such vehicles are not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

Composition of Leases

Aggregate Unit Balance of Leases	$3,084,876,855.03
Number of Leases	210,789
Average Unit Balance	$14,634.90
Range of Unit Balances	$0.92 to $1,051,864.69
Aggregate Unit Balance of Open-End Leases	$2,996,731,333.17
Aggregate Unit Balance of Floating Rate Leases	$2,404,516,075.92
Aggregate Lease Balance of CP Rate Index Floating Rate Leases *	$2,269,436,756.15
Weighted Average Spread Over CP Rate	0.336%
Range of Spreads Over CP Rate	0.000% to 3.000%
Aggregate Unit Balance of Floating Rate Leases Indexed to Floating Rates Other Than CP Rate	$135,079,319.77
Aggregate Unit Balance of Fixed Rate Leases	$680,360,779.11
Weighted Average Fixed Rate	4.598%
Range of Fixed Rates	0.000% to 42.071%
Weighted Average Original Lease Term	61.66 months
Range of Original Lease Terms	3 to 132 months
Weighted Average Remaining Term	41.21 months
Range of Remaining Terms	0 to 119 months
Aggregate Unit Balance of Closed-End Leases	$88,145,521.86
Average Unit Balance of Closed-End Leases	$15,334.99
Range of Unit Balances of Closed-End Leases	$381.39 to $457,709.50
Average Stated Residual Value of Leased Vehicles	$8,976.96

Note: Dollars are stated in whole amounts.

*
The CP Rate Index Floating Rate Leases are floating rate leases allocated to the Lease SUBI, the floating rate of which is typically based on either the rate on commercial paper set forth in Statistical Release H.15 (519), "Selected Interest Rates" published by the Board of Governors of the Federal Reserve System or the interest rates at which PHH Corporation issues its own commercial paper.

As of December 18, 2003, the aggregate lease balances of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $143.0 million, the aggregate lease balances of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $516.2 million and the aggregate lease balances of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $823.1 million.

Change in Accounting Policy During 2003

Guarantees.    On January 1, 2003, we adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    DLPT's management, with the participation of DLPT's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of DLPT's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, DLPT's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, DLPT's disclosure controls and procedures are effective.

(b)    Internal Control Over Financial Reporting.    There have not been any changes in DLPT's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during DLPT's fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We do not have any officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information regarding ownership of the equity interests issued by us as of March 10, 2004:

Title of Class	Name and Address of Beneficial Owner	Percent of Class
1999-1A Sold SUBI Certificate	Chesapeake Funding LLC 940 Ridgebrook Road Sparks, Maryland 21152	100%
Class X 1999-1B Sold SUBI Certificates	Chesapeake Funding LLC 940 Ridgebrook Road Sparks, Maryland 21152	100%
Class Y 1999-1B Sold SUBI Certificates	Raven Funding LLC 940 Ridgebrook Road Sparks, Maryland 21152	100%
UTI Certificate	Raven Funding LLC 940 Ridgebrook Road Sparks, Maryland 21152	100%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

As an indirect subsidiary of Cendant, the audit committee of Cendant also serves certain audit committee functions for our Company.

Principal Accounting Firm Fees.    Cendant pays fees billed by our auditors for services provided to us. Set forth below are fees for the years ended December 31, 2003 and 2002.

Audit Fees.    The aggregate fees billed for the audit of the Company's financial statements for the fiscal years ended December 31, 2003 and 2002 and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to registration statements filed with the Securities and Exchange Commission and agreed-upon procedures were $335,000 and $37,000 respectively.

Pre-approval Policies and Procedures.    The information required by Item 14 of this Form 10-K regarding the audit committee's pre-approval policies and the procedures regarding the engagement of the auditors is incorporated herein by reference from Cendant Corporation's Definitive Proxy Statement filed on Schedule 14A on March 1, 2004 under the section title "Ratification of Appointment of Auditors."

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15(A)(1) FINANCIAL STATEMENTS

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

ITEM 15(A)(3) EXHIBITS

See Exhibit Index commencing on page G-1 hereof.

ITEM 15(B) REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D. L. PETERSON TRUST
By: Raven Funding LLC, solely as settlor of the D. L. Peterson Trust
By:	/s/ Joseph W. Weikel Joseph W. Weikel General Counsel and Manager Date: March 10, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George J. Kilroy (George J. Kilroy)	Chief Executive Officer—Raven Funding LLC	March 10, 2004
/s/ Neil J. Cashen (Neil J. Cashen)	Chief Financial Officer and Manager—Raven Funding LLC	March 10, 2004
/s/ Bradley J. Howatt (Bradley J. Howatt)	Chief Accounting Officer—Raven Funding LLC	March 10, 2004
/s/ Christopher T. Burt (Christopher T. Burt)	Manager—Raven Funding LLC	March 10, 2004
/s/ Bernard J. Angelo (Bernard J. Angelo)	Manager—Raven Funding LLC	March 10, 2004
/s/ Joseph W. Weikel (Joseph W. Weikel)	General Counsel and Manager—Raven Funding LLC	March 10, 2004

INDEPENDENT AUDITORS' REPORT

To the Trustees of D.L. Peterson Trust:

We have audited the accompanying balance sheets of D.L. Peterson Trust (the "Trust"), an affiliate of PHH Vehicle Management Services, LLC as of December 31, 2003 and 2002, and the related statements of operations and trust equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2003 and 2002, and the results of its operations for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared from the separate records maintained by the Trust and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Trust had been operated as an unaffiliated entity.

/s/ Deloitte & Touche LLP Baltimore, Maryland March 3, 2004

D. L. Peterson Trust
STATEMENTS OF OPERATIONS AND TRUST EQUITY
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Revenues
Leasing revenue	$1,191,489	$1,198,401	$1,211,127
Expenses
Depreciation on leased vehicles	1,066,107	1,046,244	997,027
Payment on special unit of beneficial interest in leases (related party)	125,382	152,157	214,100

Total expenses	1,191,489	1,198,401	1,211,127

Net income	$—	$—	$—

Trust equity, beginning of period	—	—	—

Trust equity, end of period	$—	$—	$—

See Notes to Financial Statements.

D. L. Peterson Trust
BALANCE SHEETS
(in thousands)

	As of December 31,
	2003	2002
Assets
Net investment in leases and leased vehicles:
Vehicles under operating leases	$3,288,314	$3,399,899
Investment in direct financing leases	55,565	59,603
Vehicles held for sale	13,100	26,034

Total assets	$3,356,979	$3,485,536

Liabilities and trust equity
Liabilities
Liability under special unit of beneficial interest leases (related party)	$3,356,979	$3,485,536

Total liabilities	3,356,979	3,485,536
Trust equity	—	—

Total liabilities and trust equity	$3,356,979	$3,485,536

See Notes to Financial Statements.

D. L. Peterson Trust
NOTES TO FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in thousands)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation – D. L. Peterson Trust ("DLPT") was originally established by PHH Vehicle Management Services, LLC ("VMS"), previously a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis") as a Maryland common law trust and was reconstituted on June 30, 1999 as a Delaware statutory trust. DLPT is organized under Chapter 38 of the Delaware Statutory Trust Act and its trustees are VMS and Wilmington Trust Company. DLPT was established to hold title to vehicles and to be the lessor in vehicle leases that are subject to various securitizations. DLPT reduces the costs and administrative burden associated with securitizations by eliminating the time and expense of retitling vehicles upon transfers or assignments of ownership of the vehicles and security.

  On March 1, 2001, Avis was acquired by PHH Corporation. As a result, VMS is now a wholly-owned subsidiary of PHH Corporation, which is a wholly-owned subsidiary of Cendant Corporation. All assets and liabilities were recorded by DLPT at fair value as of March 1, 2001. No significant adjustments were made by DLPT.

  DLPT issued a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI") and two certificates representing a special unit of beneficial interest in certain fleet management receivables (the "Fleet Receivable SUBI") to Raven Funding LLC ("Raven"), which is a wholly owned subsidiary of VMS. The Lease SUBI represents a beneficial ownership in the leases, vehicles and paid-in-advance vehicles owned by DLPT. One of the certificates representing an interest in the Fleet Receivable SUBI represents an amount up to $120 million (the "Fleet Receivable SUBI Certificate") and the other certificate representing an interest in the Fleet Receivable SUBI represents the amount of fleet service receivables in excess of $120 million (the "Excess Fleet Receivable SUBI Certificate"). DLPT also issued to Raven a certificate (the "UTI Certificate") representing beneficial ownership in all assets of DLPT not allocated to the Lease SUBI or the Fleet Receivable SUBI (the "UTI"). Raven transferred the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate to Chesapeake Funding LLC ("Chesapeake"). Raven retained the Excess Fleet Receivable SUBI Certificate and the UTI Certificate. As of December 31, 2003, no assets were assigned to the UTI Certificate.

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

  Chesapeake was formed for the purpose of issuing indebtedness, issuing preferred membership interests and acquiring and holding the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate. The Lease SUBI Certificate and the Fleet Receivable SUBI Certificate held by Chesapeake represent an indirect beneficial ownership interest in the leases and vehicles allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI. In order to protect against the risk that certain liens of third-party creditors of DLPT or others in the assets allocated to the Lease SUBI and the Fleet Receivable SUBI could take priority over Chesapeake's interests and those of its indenture trustee in these assets, DLPT has issued a guaranty in favor of the indenture trustee for the benefit of the Chesapeake noteholders and the holders of Chesapeake's preferred membership interests. The guaranty guarantees the payment of the full amount payable to or for the benefit of the Chesapeake noteholders of each series of its notes, and the payment of dividends on, and the redemption price of, each series of its preferred membership interests. The guaranty is secured by a first priority security interest in all of the vehicles and other assets allocated to the Lease SUBI and the Fleet Receivable SUBI held by DLPT from time to time.

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

  Cash and Cash Equivalents – All transactions of DLPT are considered non-cash activities, and accordingly no statement of cash flows is presented in the accompanying financial statements. VMS contributed to DLPT a net investment in leases and leased vehicles of $143 million in 2001 and $72 million in 2002 originated by DLPT and subsequently assigned to Raven. DLPT distributed to VMS a net investment in leases and leased vehicles of $129 million in 2003.

  Revenue Recognition and Depreciation – The leased assets owned by DLPT are leased under three standard arrangements: open-end operating leases, closed-end operating leases, and open-end finance leases (direct financing leases). These leases are accounted for in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Each lease is classified as either an operating lease or direct financing lease. DLPT recognizes management fee income monthly on the lease units based on either a percentage of original cost or a fixed monthly fee.

  Fair Value of Financial Instruments – The fair value of net investments in leases and leased vehicles, which consists primarily of direct financing and operating leases, and the Lease SUBI approximate their carrying value as the underlying leases and Lease SUBI having floating interest rate provisions, requiring monthly adjustments based on market rates.

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

  Income Taxes – DLPT is not an entity subject to federal or state income taxes. Accordingly, no taxes are provided on its income as it is passed through to the holders of beneficial interests in DLPT.

  Long-Lived Assets – Long-lived assets are comprised primarily of net investment in leased assets. Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether any impairment exists, pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets. During the years ended December 31, 2003, 2002, and 2001, DLPT did not incur any material impairment losses.

  Vehicles Held for Sale – Vehicles held for sale represent vehicles which have come off lease under the open-end agreement. These vehicles will be sold on behalf of the client and are carried at their current book values. Any gain or loss realized on the disposition of the vehicle will be passed through to the client subject to the 16% guarantee. See Note 4—Net Investment in Leases and Leased Vehicles for detailed information regarding the residual guarantee made by DLPT.

  Change in Accounting Policy—2003

  Guarantees – On January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. The impact of adopting this Interpretation was not material to the Company's results of operations or financial position.

  Change in Accounting Policy—2002

  Impairment or Disposal of Long-Lived Assets. On January 1, 2002, the Company adopted SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less cost to sell. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill.

  The Company evaluates the recoverability of its long-lived assets by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets.

2.     SPECIAL UNIT OF BENEFICIAL INTEREST IN FLEET RECEIVABLES (RELATED PARTY)

  The Fleet Receivable SUBI Certificate represents the beneficial interest in all of the fleet receivables initially acquired by Raven and contributed to Chesapeake. The fleet receivables include customer payment obligations arising from fuel card programs, vehicle maintenance charges, company-owned billings (billings for vehicles that are not leased by DLPT) and accident management services. DLPT issued the Fleet Receivable SUBI Certificate and the Excess Fleet Receivable SUBI Certificate to Raven. The Fleet Receivable SUBI Certificate is capped at $120 million and $80 million as of December 31, 2003 and 2002, respectively.

3.     SPECIAL UNIT OF BENEFICIAL INTEREST IN LEASES (RELATED PARTY)

  The Lease SUBI Certificate represents a beneficial interest in the leases, vehicles subject to those leases and paid-in advance vehicles (collectively "SUBI Assets"). The Lease SUBI Certificate was issued by DLPT to Raven and then transferred by Raven to Chesapeake. In accordance with the provisions of SFAS No. 13, obligations under the Lease SUBI Certificate are reflected as borrowings in the accompanying Balance Sheets, and distributions under the Lease SUBI Certificate are reflected as payment on special unit of beneficial interest in leases (related party) in the accompanying Statements of Operations and Trust Equity. The payment on special unit of beneficial interest in leases (related party) is equal to the leasing revenue billed to lease customers less the depreciation on leased vehicles. Leasing revenue also includes management fees billed to lease customers. The payment on special unit of beneficial interest in leases (related party) is required to be distributed to Raven monthly.

4.     NET INVESTMENT IN LEASES AND LEASED VEHICLES

  DLPT primarily offers three leasing arrangements to its customers. These arrangements are:

  Open-end Operating Leases – Under these leases, the minimum lease term is 12 months with a month to month renewal thereafter. In addition, resale of the vehicles upon termination of the lease is for the account of the lessee except for a minimum residual value, which is guaranteed by DLPT and represents 16% of the original cost of the unit for the first 24 months of the lease and then 16% of fair market value of the unit at inception of the month to month renewal thereafter. The guarantee is adjusted for any excess wear and tear or any excess mileage.

  At December 31, 2003 and 2002, the original cost and accumulated depreciation of vehicles under these leases was:

	2003	2002
Original cost (*)	$6,369,492	$6,348,112
Accumulated depreciation	(3,192,207)	(3,058,639)

	$3,177,285	$3,289,473

  Closed-end Operating Leases – Under these leases, the lease terms are typically 24 months or longer, with 36 months lease term being the most prevalent. These leases are cancelable under certain conditions. The residual values for the closed-end leases are included in vehicles under operating leases on the Balance Sheets. Residual value estimates are made utilizing third party estimates and VMS's expertise. Sale of the vehicles upon termination is for the account of the lessor.

  At December 31, 2003 and 2002, the original cost and accumulated depreciation of vehicles under these leases was:

	2003	2002
Original cost (*)	$156,628	$169,470
Accumulated depreciation	(45,599)	(59,044)

	$111,029	$110,426

  (*)
  Original cost for open-end and closed-end operating leases includes $221,842 of paid-in-advance vehicles, which represents disbursements for vehicles that have not yet been transferred to the investment in leases and leased vehicles balance. These vehicles will become eligible leases under the Lease SUBI when they are delivered to the ultimate customer. Paid-in-advance balances are allocated to open-end operating, closed-end operating and open-end direct financing leases on DLPT's Balance Sheets.

  Open-end Direct Financing Leases – These leases qualify as direct financing leases under SFAS No. 13 because the structure of the applicable lease agreement meets the present value criteria described therein. Under these leases, the minimum lease term is 12 months with a month-to-month renewal thereafter. In addition, resale of the vehicles upon termination of the lease is for the account of the lessee and the lessee guarantees that the lessor will receive the full residual value of the vehicle upon lease termination which ensures that the lessor will recover at least 90% of its investment in the vehicle even for leases having only a 12 month term.

  At December 31, 2003 and 2002 the net investment in leases and leased vehicles consisted of the following:

	December 31,
	2003	2002
Vehicles under open-end operating leases	$6,369,492	$6,348,112
Vehicles under closed-end operating leases	156,628	169,470
Vehicles held for sale	13,100	26,034

	6,539,220	6,543,616
Less accumulated depreciation	(3,237,806)	(3,117,683)

	3,301,414	3,425,933
Gross receivables under direct financing leases	61,461	65,926
Unearned income	(5,896)	(6,323)

Total	$3,356,979	$3,485,536

  Under the open-end operating and direct financing lease arrangements the minimum lease term is 12 months. The client can elect to renew the lease on a month-to-month basis or cancel the lease. At December 31, 2003, future minimum lease payments to be received on DLPT's operating and finance leases are as follows. Future minimum lease payments do not include amounts representing interest as such interest components are charged at variable rates which reset monthly.

	Operating Leases	Financing Leases	Total
2004	$1,155,177	$25,627	$1,180,804
2005	960,448	18,696	979,144
2006	651,576	9,057	660,633
2007	317,293	2,045	319,338
2008	108,274	140	108,414
Thereafter	108,646	—	108,646

Total	$3,301,414	$55,565	$3,356,979

  Leasing revenue consisted of:

	December 31,
	2003	2002	2001
Operating Leases	$1,153,741	$1,160,772	$1,178,859
Direct financing leases (primarily interest)	37,748	37,629	32,268

Total	$1,191,489	$1,198,401	$1,211,127

5.     RELATED PARTY TRANSACTIONS

  Rebates received from certain motor companies related to the acquisition of vehicles are retained by VMS and therefore, not recorded in DLPT's financial statements. Additionally, VMS provides various services at no charge to DLPT, including all administrative support services, accounting, management and required personnel to conduct its business.

6.     COMMITMENTS AND CONTINGENCIES

  The open-end operating lease agreements include a provision to limit the liability of the lessee. The lessee is liable to pay us any deficiency when the sale proceeds are less than the vehicle's book value. However, pursuant to the liability limitation provision, the lessee will not be liable for the portion of the deficiency that represents the amount by which the sale proceeds are less than 16% of the capitalized cost (if the vehicle is sold beginning in the thirteenth through the twenty-fourth month of the lease term) or 16% of the immediately prior month's fair market value (if the vehicle is sold after the twenty-fourth month in the lease term). DLPT has historically not incurred any loss as a result of this provision of the open-end operating lease agreement

* * * *

Exhibit No.	Description
3.1	Amended and Restated Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee, and Wilmington Trust Company, as Delaware Trustee, incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on June 30, 2000.
3.2	Amendment No. 1, dated as of June 18, 2003, to the Amended and Restated Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee, and Wilmington Trust Company, as Delaware Trustee, incorporated by reference to Exhibit 3.8 to the Amendment to the Registration Statement on Form S-1 (File No. 333-103678-01) filed with the Securities and Exchange Commission on August 1, 2003.
3.3	Origination Trust Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Raven Funding LLC and PHH Vehicle Management Services, LLC, as Servicer, incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-40708) filed with the Securties and Exchange Commission on June 30, 2000.
4.1	Sold SUBI Supplement 1999-1A to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee, incorporated by reference to Exhibit 10.2 to the Amendment to the Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on March 19, 2001.
4.2	Amendment No. 1, dated as of October 28, 1999, to the Sold SUBI Supplement 1999-1A to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee, incorporated by reference to Exhibit 10.3 to the Amendment to the Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on March 19, 2001.
4.3	Sold SUBI Supplement 1999-1B to the Origination Trust Agreement, dated as of June 30, 1999 among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Servicer, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee, incorporated by reference to Exhibit 10.4 to the Amendment to the Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on September 26, 2001.
4.4	Amendment No. 1, dated as of June 18, 2003, to Sold SUBI Supplement 1999-1B to the Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC, as UTI Trustee and Services, and Wilmington Trust Company, as Delaware Trustee and SUBI Trustee, incorporated by reference to Exhibit 10.4 to the Amendment to the Registration Statement on Form S-1 (File No. 333-103678-01) filed with the Securities and Exchange Commission on August 1, 2003.
10.1	Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Raven Funding LLC and PHH Vehicle Management Services, LLC, as Servicer, incorporated by reference to Exhibit 10.5 to the Amendment to the Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on September 26, 2001.

G-1

10.2	Sold SUBI Supplement 1999-1 to the Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Wilmington Trust Company, as SUBI Trustee, Raven Funding LLC and PHH Vehicle Management Services, LLC, incorporated by reference to Exhibit 10.6 to the Amendment to the Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on March 19, 2001.
10.3	Amendment No. 1, dated as of October 28, 1999, to the Sold SUBI Supplement 1999-1 to the Servicing Agreement, dated as of June 30, 1999, between D.L. Peterson Trust, Wilmington Trust Company, as SUBI Trustee, Raven Funding LLC and PHH Vehicle Management Services, LLC, incorporated by reference to Exhibit 10.7 to the Amendment to the Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on March 19, 2001.
10.4	Guarantee of PHH Corporation, dated as of October 25, 2001, incorporated by reference to Exhibit 10.4 of the Annual Report filed with the Securities and Exchange Commission on March 29, 2002.
10.5	Guarantee of Avis Group Holdings, Inc. (formerly known as Avis Rent-A-Car, Inc.), dated October 28, 1999, incorporated by reference to Exhibit 10.16 to the Amendment to the Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on July 10, 2001.
10.6	Guaranty of D.L. Peterson Trust, dated June 18, 2003, incorporated by reference to Exhibit 10.17 to the Amendment to the Registration Statement on Form S-1 (File No. 333-103678-01) filed with the Securities and Exchange Commission on August 1, 2003.
10.7	Asset Sale Agreement, dated as of June 30, 1999, among PHH Vehicle Management Services, LLC, PHH Personal Lease Corporation and Raven Funding LLC, incorporated by reference to Exhibit 10.17 to the Amendment to the Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on September 26, 2001.
10.8	Receivable Purchase Agreement, dated as of June 30, 1999, by and between Raven Funding LLC and PHH Vehicle Management Services, LLC, incorporated by reference to Exhibit 10.18 to the Amendment to the Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on September 26, 2001.
10.9	Contribution Agreement, dated as of June 30, 1999, between Raven Funding and D.L. Peterson Trust, incorporated by reference to Exhibit 10.19 to the Amendment to our Registration Statement on Form S-1 (File No. 333-40708) filed with the Securities and Exchange Commission on September 26, 2001.
10.21	Security Agreement, dated as of June 18, 2003, between D.L. Peterson Trust and JPMorgan Chase Bank, as indenture trustee, incorporated by reference to Exhibit 10.21 to the Amendment to the Registration Statement on Form S-1 (File No. 333-103678-01) filed with the Securities and Exchange Commission on August 1, 2003.
31.1	Certification of Chief Executive Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

G-2

QuickLinks

D. L. Peterson Trust
TABLE OF CONTENTS
D. L. PETERSON TRUST
PART I
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Delinquency Experience
Loss and Recovery Experience
Residual Value Loss Experience
Conversions of Floating Rate Leases to Fixed Rate Leases
Fleet Management Receivable Billing Experience
Characteristics of Leases Allocated to Lease SUBI
Composition of Leases
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  ITEM 15(A)(1) FINANCIAL STATEMENTS
  ITEM 15(A)(3) EXHIBITS
  ITEM 15(B) REPORTS ON FORM 8-K
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
D. L. Peterson Trust STATEMENTS OF OPERATIONS AND TRUST EQUITY (in thousands)
D. L. Peterson Trust BALANCE SHEETS (in thousands)
D. L. Peterson Trust NOTES TO FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are in thousands)