Form 10-Q
period 2004-03-31
PETERSON D L TRUST
filed 2004-05-14
CIK 1161344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

D. L. Peterson Trust

Table of Contents

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Condensed Statements of Operations and Trust Equity for the Three Months Ended March 31, 2004 and 2003	2
	Condensed Balance Sheets as of March 31, 2004 and December 31, 2003	3
	Notes to Condensed Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12
PART II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	12
	Signatures	13

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

D. L. Peterson Trust
STATEMENTS OF OPERATIONS AND TRUST EQUITY
(In thousands)

	Three Months Ended March 31,
	2004	2003
Revenue:
Leasing revenue	$297,559	$298,894

Expenses:
Depreciation on leased vehicles	268,805	264,869
Interest on special unit of beneficial interest in leases (related party)	28,754	34,025

Total expenses	297,559	298,894

Net income	$—	$—

Trust equity, beginning of period	—	—

Trust equity, end of period	$—	$—

See Notes to Condensed Financial Statements.

D. L. Peterson Trust
CONDENSED BALANCE SHEETS
(In thousands)

	March 31, 2004	December 31, 2003
Assets:
Net investment in leases and leased vehicles:
Vehicles under operating leases	$3,253,927	$3,241,361
Investment in direct financing leases	104,922	102,518
Vehicles held for sale	7,720	13,100

Total assets	$3,366,569	$3,356,979

Liabilities and trust equity:
Liabilities
Liability under special unit of beneficial interest leases (related party)	$3,366,569	$3,356,979

Total liabilities	3,366,569	3,356,979
Trust equity	—	—

Total liabilities and trust equity	$3,366,569	$3,356,979

See Notes to Condensed Financial Statements.

D. L. Peterson Trust
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in thousands)

1.     Summary of Significant Accounting Policies

  Basis of Presentation

  D. L. Peterson Trust ("DLPT") was originally established by PHH Vehicle Management Services, LLC ("VMS"), previously a wholly-owned subsidiary of Avis Group Holdings, Inc. ("Avis"), as a Maryland common law trust and was reconstituted on June 30, 1999 as a Delaware statutory trust. DLPT is organized under Chapter 38 of the Delaware Statutory Trust Act and its trustees are VMS and Wilmington Trust Company. DLPT was established to hold title to vehicles and to be the lessor in vehicle leases that are subject to various securitizations. DLPT reduces the costs and administrative burden associated with securitizations by eliminating the time and expense of retitling vehicles upon transfers or assignments of ownership of the vehicles and security.

  On March 1, 2001, Avis was acquired by PHH Corporation. As a result, VMS is now a wholly-owned subsidiary of PHH Corporation, which itself is a wholly-owned subsidiary of Cendant Corporation. All assets and liabilities were recorded by DLPT at fair value as of March 1, 2001. No significant adjustments were made by DLPT.

  DLPT issued a certificate (the "Lease SUBI Certificate") representing a special unit of beneficial interest in certain leases (the "Lease SUBI") and two certificates representing a special unit of beneficial interest in certain fleet management receivables (the "Fleet Receivable SUBI") to Raven Funding LLC ("Raven"). The Lease SUBI represents a beneficial ownership in the leases, vehicles and paid-in-advance vehicles owned by DLPT. One of the certificates representing an interest in the Fleet Receivable SUBI represents an amount up to $120 million (the "Fleet Receivable SUBI Certificate") and the other certificate representing an interest in the Fleet Receivable SUBI represents the amount of fleet service receivables in excess of $120 million (the "Excess Fleet Receivable SUBI Certificate"). DLPT also issued to Raven a certificate (the "UTI Certificate") representing beneficial ownership in all assets of DLPT not allocated to the Lease SUBI or the Fleet Receivable SUBI (the "UTI"). Raven transferred the Lease SUBI Certificate and the Fleet Receivable SUBI Certificate to Chesapeake Funding LLC ("Chesapeake"). Raven retained the Excess Fleet Receivable SUBI Certificate and the UTI Certificate. As of March 31, 2004, no assets were assigned to the UTI Certificate.

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

  VMS acts as servicer of the leases, vehicles and receivables owned by DLPT pursuant to a Servicing Agreement. VMS's servicing duties include, among other things, (i) contacting potential lessees, (ii) evaluating the creditworthiness of potential lessees, (iii) negotiating lease agreements, (iv) collecting and posting payments on DLPT's leases, fleet management receivables and other assets, (v) responding to inquiries of lessees, (vi) investigating and resolving delinquencies, (vii) sending payment statements and reporting tax information to lessees, (viii) disposing of returned vehicles, (ix) paying the costs of disposition of vehicles related to charged-off leases and vehicles rejected by the lessees,

  (x) administering to leases, (xi) amending payment due dates and making other modifications to the leases, (xii) approving vehicle repairs, and (xiii) accounting for collections.

  In presenting the financial statements, management makes estimates and assumptions that affect the amount reported and related disclosures. Estimates by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. The Company has historically recorded depreciation expense on a portion of its leased vehicle portfolio (approximately 10.14%) in accordance with industry practices whereby the carrying value of the vehicles would reflect the terms of the underlying lease transaction. Beginning in second quarter 2004, the Company plans to use a different method of recording depreciation expense. Under the new method, the depreciation expense that is recorded in the earlier part of the lease term will be greater than what would have been recorded during such period under the Company's existing method. The differences between applying the two depreciation methods is currently under review, however, management does not believe that the difference in methods would have been material to the Company's results of operations or financial position for any prior period. In management's opinion, the Condensed Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

  All transactions of DLPT are considered non-cash activities, and accordingly no statement of cash flows is presented in the accompanying unaudited Condensed Financial Statements.

  The Condensed Financial Statements should be read in conjunction with DLPT's 2003 annual report on Form 10-K filed on March 10, 2004.

2.     Related Party Transactions

  Rebates received from certain motor companies related to the acquisition of vehicles are retained by VMS and therefore, not recorded in DLPT's financial statements.

*****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2004. Unless otherwise noted, all dollar amounts are in thousands.

We are a limited purpose Delaware statutory trust. Accordingly, our activities are limited to acquiring vehicles and fleet management receivables, originating leases and issuing certificates representing beneficial interests in our assets. VMS acts as the servicer of our vehicles, leases and receivables.

Leasing revenues for the three months ended March 31, 2004 decreased by $1.3 million compared to the corresponding period in 2003. Leasing revenues contain a depreciation component, an interest component and a monthly management fee component. The decrease in leasing revenue was attributable to a lower interest component, resulting from a decline in interest rates partially offset by a higher depreciation component billed on leases. Depreciation expense for the three months ended March 31, 2004 increased by $3.9 million compared to the corresponding period in 2003 primarily as a result of increases in the original cost of leases billed and the number of leases billed. Payment on special unit of beneficial interest in leases (related party) for the three months ended March 31, 2004 decreased by $5.3 million compared to the corresponding period in 2003 due to lower interest rates billed on leases.

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

Delinquency Experience

The following table sets forth delinquency data with respect to aggregate billings of lease payments for all of VMS' leases and fleet management receivables for the three months ended March 31, 2004 and 2003. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Three Months Ended March 31,
	2004	2003
Percentage of billings delinquent (1)(2):
30-59 days	0.59%	0.48%
60 days or more	2.61%	2.83%

Total 30 or more days delinquent	3.20%	3.31%

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

Total delinquencies for the three months ended March 31, 2004 remained below 5% of total billings, which is consistent with the performance of the portfolio over the last several years. Delinquencies of 30-59 days increased slightly, but remained well within the range of historical levels. Management is not aware of any factors, which would negatively impact delinquencies for the remainder of 2004 beyond historical levels.

Loss and Recovery Experience

The following table sets forth loss and recovery data with respect to VMS' leases and fleet management receivables for the three months ended March 31, 2004 and 2003. These leases and fleet management receivables are of the same type as the leases allocated to the Lease SUBI and the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of leases or fleet management receivables.

	Three Months Ended March 31,
	2004	2003
Ending dollar amount of leases (1)	$3,366,569	$3,439,585

Total billings for period	$561,417	$565,987

Gross losses (2)	120	93
Recoveries (3)	(87)	8

Net losses	$33	$101

Net losses as a percentage of ending dollar amount of leases	0.00%	0.00%
Net losses as a percentage of total billings for period	0.01%	0.02%

(1)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.
(2)
Gross losses includes losses on fleet management receivables.
(3)
Recoveries are net of legal fees.

Net losses as a percentage of total billings decreased during the three months ended March 31, 2004 compared to the corresponding period in 2003 due to higher recoveries from previous losses.

Gross losses with respect to bankrupt obligors generally are not recognized by VMS until it receives payment upon the confirmation of the plan of reorganization of the bankrupt obligor and receives any terminal rental adjustment payments that may be applied to satisfy outstanding obligations with respect to fleet management receivables. Losses are charged against previously established accounts receivable reserves. Reserve adequacy for the purposes of VMS' financial statements is determined at the time of a client's bankruptcy filing and any necessary charge is recorded to the income statement at that time. The principal amount outstanding under all leases where the related vehicles are repossessed was immaterial for the three months ended March 31, 2004 and 2003.

Residual Value Loss Experience

The following table sets forth residual value loss performance data for VMS' closed-end leases for the three months ended March 31, 2004 and 2003. These closed-end leases are of the same type as the closed-end leases allocated to the Lease SUBI and do not include any other types of closed-end leases.

	Three Months Ended March 31,
	2004	2003
Total number of closed-end leases scheduled to terminate	836	1,391
Number of sold vehicles	675	1,034
Full termination ratio (1)	80.74%	74.34%
Total loss on sold vehicles (2)	$(13)	$(151)
Average loss per sold vehicles (3)	$(19)	$(146)
Loss as a percentage of stated residual values of sold vehicles (4)	(0.22%)	(1.71%)

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

Total residual value losses decreased $138 during the three months ended March 31, 2004 compared to the corresponding period in 2003. For the same period, the total number of vehicles sold decreased by 35% compared to the corresponding period in 2003. The average loss per vehicle sold decreased $127 per unit compared to the corresponding period in 2003 as a result of higher values realized on vehicles sold in the marketplace.

Conversions of Floating Rate Leases to Fixed Rate Leases

The following table sets forth data with respect to conversions of VMS' floating rate leases to fixed rate leases during the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Dollar amount of conversions for period (1)	$223	$—
Ending dollar amount of leases (2)	3,366,569	3,439,585
Conversions as a percentage of ending dollar amount of leases	0.01%	0.00%

(1)
Based on the sum of all principal amounts outstanding under the leases.
(2)
Based on the sum of all principal amounts outstanding under the leases, including, in the case of closed-end leases, the stated residual values of the related leased vehicles.

Conversion of floating rate leases to fixed rate leases are at the discretion of the client. Management believes that the low amount of conversions in the three months ended March 31, 2004 is due to the clients' perception that floating rates will not increase materially from current levels in the near term.

Fleet Management Receivable Billing Experience

The following tables set forth data for VMS' aggregate billings of fleet management receivables. These fleet management receivables are of the same type as the fleet management receivables allocated to the Fleet Receivable SUBI and do not include any other types of fleet management receivables.

	Three Months Ended March 31,
	2004	2003
Aggregate billings	$231,619	$215,381
Average monthly billings	77,206	71,794
Maximum monthly billings	83,518	76,880
Minimum monthly billings	71,665	66,628

Aggregate fleet management receivable billings increased in the three months ended March 31, 2004 compared to the corresponding period in 2003 primarily due to an increase in billings for fuel and maintenance and for customer-owned vehicles, which are purchased directly for the customer's account.

The information set forth in the following table with respect to billings for fleet management receivables for the years ended December 31, 2003 through December 31, 1999, has been revised to eliminate certain customer charges and credits that do not meet the criteria to be included in the billing statistics related to fleet management receivables. The information is presented on a basis consistent with the information presented in the above table for the three months ended March 31, 2004 and 2003.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Aggregate billings	$915,318	$876,290	$1,012,080	$852,470	$769,983
Average monthly billings	76,277	73,024	84,340	71,039	64,165
Maximum monthly billings	89,707	84,189	106,661	79,893	70,686
Minimum monthly billings	66,628	56,124	69,804	61,194	55,120

Aggregate fleet management receivable billings increased to $915 million for 2003 compared to $876 million for 2002. The primary factor for this increase was an increase in fuel and maintenance billings partially offset by a decrease in billings for company-owned vehicles, which are purchased directly for customers.

Characteristics of Leases Allocated to Lease SUBI

The following tables contain certain statistical information relating to the leases allocated to the Lease SUBI as of March 18, 2004 (the last Lease SUBI monthly reporting period cutoff date during the first quarter of 2004). The following information does not include vehicles ordered at the request of lessees party to a master lease agreement allocated to the Lease SUBI, having an aggregate cost of $130.7 million as of that date because such vehicles were not yet subject to a lease. For the purposes of preparing the following tables, we assumed the original term of each lease to be the period over which the related vehicle is scheduled to be depreciated.

Composition of Leases

Aggregate unit balance of leases	$3,074,592,852.11
Number of leases	209,208
Average unit balance	$14,696.34
Range of unit balances	$3.50 to $1,030,310.38
Aggregate unit balance of open-end leases	$2,978,578,285.74
Aggregate unit balance of floating rate leases	$2,398,457,077.20
Aggregate lease balance of CP rate index floating rate leases*	$2,251,821,655.76
Weighted average spread over CP rate	0.336%
Range of spreads over CP rate	0.000% to 3.000%
Aggregate unit balance of floating rate leases indexed to floating rates other than CP rate	$146,635,421.44
Aggregate unit balance of fixed rate leases	$676,135,774.91
Weighted average fixed rate	4.319%
Range of fixed rates	0.000% to 45.372%
Weighted average original lease term	61.69
Range of original lease terms	3 to 132 months
Weighted average remaining term	41.21
Range of remaining terms	0 to 119 months
Aggregate unit balance of closed-end leases	$96,014,566.37
Average unit balance of closed-end leases	$15,830.93
Range of unit balances of closed-end leases	$214.43 to $434,734.85
Average stated residual value of leased vehicles	$9,040.91

Note:    Dollar amounts are in whole amounts

*
The CP Rate Index Floating Rate Leases are floating rate leases allocated to the Lease SUBI, the floating rate of which is typically based on either the rate on commercial paper set forth in Statistical Release H.15 (519), "Selected Interest Rates" published by the Board of Governors of the Federal Reserve System or the interest rates at which PHH Corporation issues its own commercial paper.

As of March 18, 2004, the aggregate lease balance of the leases allocated to the Lease SUBI with the lessee having the largest aggregate lease balances was $143.9 million, the aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the five largest aggregate lease balances was $527.8 million and the aggregate lease balance of the leases allocated to the Lease SUBI with the lessees having the ten largest aggregate lease balances was $819.4 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

(a)    Disclosure Controls and Procedures. The management of Raven Funding LLC, as settler of the D.L. Peterson Trust, with the participation of its Chief Executive officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, Raven's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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
Date: May 14, 2004

Exhibit Index

Exhibit No.	Description
3.1
Amended and Restated Origination Trust Agreement, dated as of June 30, 1999, among Raven Funding LLC, as settlor and initial beneficiary, PHH Vehicle Management Services, LLC as UTI Trustee, and Wilmington Trust Company, as Delaware Trustee (incorporated by reference to Exhibit 10.1 of the Company's Form S-1 (File no. 333-40708) filed with the Securities and Exchange Commission on June 30, 2000).
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